Form 10-Q
period 2022-06-30
Pono Capital Two, Inc.
filed 2022-09-09
CIK 1930313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41462

PONO CAPITAL TWO, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-1192288
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

643 Ilalo St. #102

Honolulu, Hawaii 96813

Telephone: (808) 892-6611

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant	PTWOU	The Nasdaq Stock Market LLC

Class A Common Stock, $0.0001 par value per share	PTWO	The Nasdaq Stock Market LLC

Redeemable Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	PTWOW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 9, 2022, there were 12,191,875 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,875,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

PONO CAPITAL TWO, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	1

	Unaudited Condensed Balance Sheet as of June 30, 2022	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2022 and for the period from March 11, 2022 (inception) through June 30, 2022	2

	Unaudited Condensed Statements of Changes in Stockholder’s Equity for the period from March 11, 2022 (inception) through June 30, 2022	3

	Unaudited Condensed Statement of Cash Flows for the period from March 11, 2022 (inception) through June 30, 2022	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

Item 4.	CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	20

Item 1A.	RISK FACTORS	20

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

Item 3.	DEFAULTS UPON SENIOR SECURITIES	20

Item 4.	MINE SAFETY DISCLOSURES	21

Item 5.	OTHER INFORMATION	21

Item 6.	EXHIBITS	21

SIGNATURES		22

PONO CAPITAL TWO, INC.

CONDENSED BALANCE SHEET

JUNE 30, 2022

(UNAUDITED)

Assets:
Current assets:
Cash	$179,429
Prepaid expenses	4,144
Total current assets	183,573
Deferred offering costs	178,534
Total Assets	$362,107

Liabilities and Stockholder’s Equity:
Current liabilities:
Accrued offering costs	$38,727
Promissory note - related party	300,000
Total Liabilities	338,727

Commitments and Contingencies (Note 6)

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 issued and outstanding (1)	288
Additional paid-in capital	24,712
Accumulated deficit	(1,620)
Total stockholder’s equity	23,380
Total Liabilities and Stockholder’s Equity	$362,107

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The underwriters exercised their over-allotment option in full on August 9, 2022; thus, no shares of common stock remain subject to forfeiture as of August 9, 2022 (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

PONO CAPITAL TWO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30, 2022	For the period from March 11, 2022 (inception) through June 30, 2022
Operating costs	$1,208	$1,208
Formation costs	73	412
Net loss	$(1,281)	$(1,620)

Weighted average shares outstanding, basic and diluted(1)	2,500,000	2,500,000
Basic and diluted net loss per common stock	$(0.00)	$(0.00)

(1)	Excludes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The underwriters exercised their over-allotment option in full on August 9, 2022; thus, no shares of common stock remain subject to forfeiture as of August 9, 2022 (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

PONO CAPITAL TWO, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH JUNE 30, 2022

(UNAUDITED)

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance at March 11, 2022 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(339)	(339)
Balance at March 31, 2022	2,875,000	288	24,712	(339)	24,661
Net loss	—	—	—	(1,281)	(1,281)
Balance at June 30, 2022	2,875,000	$288	$24,712	$(1,620)	$23,380

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The underwriters exercised their over-allotment option in full on August 9, 2022; thus, no shares of common stock remain subject to forfeiture as of August 9, 2022 (see Note 5).

The accompanying notes are an integral part of these condensed financial statements.

PONO CAPITAL TWO, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH JUNE 30, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,620)
Changes in operating assets and liabilities:
Prepaid expenses	(4,144)
Net cash used in operating activities	(5,764)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from promissory note - related party	300,000
Advance from Sponsor for payment of formation costs	412
Repayment to Sponsor for payment of formation costs	(412)
Payment of offering costs	(139,807)
Net cash provided by financing activities	185,193

Net Change in Cash	179,429
Cash - Beginning of period	—
Cash - End of period	$179,429

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$38,727

The accompanying notes are an integral part of these condensed financial statements.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Pono Capital Two, Inc. (the “Company”) is a blank check company incorporated in Delaware on March 11, 2022. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2022 (inception) through June 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on August 4, 2022. On August 9, 2022, the Company consummated the Initial Public Offering of 11,500,000 units, (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), including 1,500,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $115,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 634,375 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Mehana Capital LLC (the “Sponsor”), including 63,000 Placement Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $6,343,750, which is described in Note 4.

Following the closing of the Initial Public Offering on August 9, 2022, an amount of $117,875,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $6,637,645, consisting of $1,955,000 of cash underwriting fees, $4,025,000 of deferred underwriting fees, $67,275 of costs related to Representative Shares and $590,370 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.25 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption are recorded at redemption value and classified as temporary equity upon the completion of the Initial Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor has agreed (a) to vote its Class B common stock, the common stock included in the Placement Units and the Public Shares purchased in the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Class B common stock) and Placement Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Class B common stock and Placement Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased in the Initial Public Offering if the Company fails to complete its Business Combination.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will have until 9 months (or up to 18 months from the closing of the Initial Public Offering at the election of the Company pursuant to nine one month extensions subject to satisfaction of certain conditions, including the deposit of up to $330,000 or $379,500 if the underwriters’ over-allotment option is exercised in full ($0.033 per unit in either case) for such one month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation) from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.25 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used in fund offering expenses was released to the Company for general working capital purposes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us up to $1,500,000 under Working Capital Loans (see Note 5.)

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until May 9, 2023 (or up to February 9, 2024, as applicable) to consummate a Business Combination. If a Business Combination is not consummated by May 9, 2023, less than one year after the date these unaudited condensed financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 9, 2023. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by May 9, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on August 8, 2022, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on August 9, 2022 and August 17, 2022. The interim results for the period from March 11, 2022 (inception) through June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $179,429 and no cash equivalents as of June 30, 2022.

Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholder’s equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.25 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Income Taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Placement Warrants (as defined in Note 4) since the exercise of the warrants are contingent upon the occurrence of future events.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants are not precluded from equity classification, and will be accounted for as such on the date of issuance, and each balance sheet date thereafter.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-0) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-convened method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective March 11, 2022 (inception). The adoption of ASU 2020-06 did not have a material impact on the unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on August 4, 2022. On August 9, 2022, the Company consummated the Initial Public Offering of 11,500,000 Units, including 1,500,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $115,000,000. Each Unit consisted of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 634,375 Placement Units at a price of $10.00 per Placement Unit in a private placement to the Sponsor, including 63,000 Placement Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $6,343,750. Each Placement Unit consists of one share of Class A common stock (“Placement Share”) and one warrant (“Placement Warrant”). The proceeds from the sale of the Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Units will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 17, 2022, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 2,875,000 shares of Class B common stock (the “Founder Shares”). The Founder Shares include an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor has agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees as disclosed herein) until, with respect to any of the Class B common stock, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining any of the Class B common stock, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Note - Related Party

On April 25, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) March 31, 2023 or (ii) the date on which Company consummates the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $300,000 under the Promissory Note. The outstanding balance under the Promissory Note of $300,000 was repaid at the closing of the Initial Public Offering on August 9, 2022.

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services during the 9-month period to complete a Business Combination.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial Business Combination. The Units would be identical to the Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Stockholder Rights Agreement

The holders of the Founder Shares and Placement Units (including securities contained therein) and Units (including securities contained therein) that may be issued upon conversion of working capital loans and extension loans, and any shares of Class A common stock issuable upon the exercise of the Placement Warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) that may be issued upon conversion of the Units issued as part of the working capital loans and extension loans and Class A common stock issuable upon conversion of the Founder Shares, will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriting Agreement

Simultaneously with the Initial Public Offering, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $15,000,000.

The underwriters were paid a cash underwriting discount of $0.17 per Unit, or $1,955,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $4,025,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Representative Shares

Upon closing of the Initial Public Offering, the Company issued 57,500 shares of Class A common stock to the underwriters. The underwriters have agreed not to transfer, assign or sell the Representative Shares until the completion of the initial Business Combination. In addition, the underwriters have agreed (i) to waive their redemption rights with respect to the Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to the Representative Shares if the Company fails to complete its initial Business Combination within 9 months (or up to 18 months if the Company extends such period) from the closing of the Initial Public Offering.

The Representative Shares are subject to a lock-up for a period of 180 days immediately following the commencement of sales of the registration statement pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales of the Initial Public Offering except to any underwriters and selected dealers participating in the Initial Public Offering and their bona fide officers or partners, registered persons or affiliates or as otherwise permitted under Rule 5110(e)(2).

The initial measurement of the fair value of the Representative Shares was determined using the market approach to value the subject interest. Based on the indication of fair value using the market approach, the Company determined the fair value of the Representative Shares to be $1.17 per share or $67,275 (for the 57,500 Representative Shares issued) as of the date of the Initial Public Offering (which is also the grant date). As such, the Company recorded $6 to permanent stockholders’ equity for the par value of the Representative Shares and $67,269 as offering costs.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Right of First Refusal

For a period beginning on the closing of the Initial Public Offering and ending 12 months from the closing of a Business Combination, the Company has granted EF Hutton a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(3)(A)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022, there were no shares of Class A common stock issued and outstanding.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding. Of the 2,875,000 shares of Class B common stock outstanding, up to 375,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On August 9, 2022, the underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

The holders of record of the common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. In connection with any vote held to approve the initial Business Combination, the insiders, officers and directors, have agreed to vote their respective shares of common stock acquired in the Initial Public Offering or following the Initial Public Offering in the open market, in favor of the proposed Business Combination.

Shares of Class B common stock shall be convertible into shares of Class A common stock on a one-for-one basis automatically on the closing of the Business Combination at a ratio for which the numerator shall be equal to the sum of 20% of all shares of Class A Common Stock issued and outstanding or issuable (upon the conversion or exercise of any Equity-linked Securities or otherwise) by the Company, related to or in connection with the consummation of the initial Business Combination (excluding any securities issued or issuable to any seller in the initial Business Combination, any Placement Warrants issued to the Sponsor or its affiliates upon conversion of loans to the Company) plus the number of shares of Class B Common Stock issued and outstanding prior to the closing of the initial Business Combination; and the denominator shall be the number of shares of Class B Common Stock issued and outstanding prior to the closing of the initial Business Combination.

Warrants — No warrants are currently outstanding. Each whole Public Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of shares of Class A common stock. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the Public Warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act; provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis.

Once the Public Warrants become exercisable, the Company may call the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption given after the Public Warrants become exercisable (the “30-day redemption period”) to each Public Warrant holder; and
●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the Public Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the Public Warrant holders.

If and when the Public Warrants become redeemable by the Company, the Company may not exercise the redemption right if the issuance of shares of common stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at a Newly Issued Price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the market value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

In order to extend the period of time the Company has to consummate a Business Combination, the Sponsor or its affiliates or designees may, but are not obligated to, loan the Company up to $379,500 or $0.033 per unit. The Company may extend the period in which the Company must complete the initial Business Combination nine times, for an additional month (for a total of up to 18 months to complete the Business Combination). Such loans may be convertible into up to an additional 341,550 units, at a price of $10.00 per unit, and will issue and deliver up to an aggregate of 341,550 warrants (the “Extension Warrants”).

The Placement Warrants are identical to the Public Warrants except that, so long as they are held by the Sponsor or its permitted transferees, (i) they (including the Class A common stock issuable upon exercise of these Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the initial Business Combination, and (ii) the holders thereof (including with respect to shares of Class A common stock issuable upon exercise of such Placement Warrants) are entitled to registration rights.

The Company accounts for the 12,134,375 warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 634,375 Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as previously disclosed, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Pono Capital Two, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mehana Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on March 11, 2022 formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination pursuant to the shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 11, 2022 (inception) through June 30, 2022 were organizational activities, necessary to prepare for our Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in our trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $1,281, which resulted from operating costs of $1,208 and formation costs of $73.

For the period from March 11, 2022 (inception) through June 30, 2022, we had a net loss of $1,620, which resulted from operating costs of $1,208 and formation costs of $412.

Liquidity and Capital Resources

For the period from March 11, 2022 (inception) through June 30, 2022, net cash used in operating activities was $5,764, which was due to prepaid expenses of $4,144 and our net loss of $1,620.

For the period from March 11, 2022 (inception) through June 30, 2022, net cash provided by financing activities was $185,193, which was due to the proceeds from the promissory note - related party of $300,000, and the proceeds from the issuance of Class B common stock to the Sponsor of $25,000, partially offset by the payment of offering costs of $139,807.

The registration statement for the Company’s Initial Public Offering was declared effective on August 4, 2022. On August 9, 2022, the Company consummated the Initial Public Offering of 11,500,000 units, (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including 1,500,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $115,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 634,375 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Mehana Capital LLC (the “Sponsor”), including 63,000 Placement Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $6,343,750.

Following the closing of the Initial Public Offering on August 9, 2022, an amount of $117,875,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the funds held in the trust account and not previously released to us to pay our taxes (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

The accompanying unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until May 9, 2023 (or up to February 9, 2024, as applicable) to consummate a Business Combination. If a Business Combination is not consummated by May 9, 2023, less than one year after the date these unaudited condensed financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 9, 2023. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by May 9, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements.

Contractual Obligations

Registration Rights

The holders of the Founder Shares and Placement Units (including securities contained therein) and Units (including securities contained therein) that may be issued upon conversion of working capital loans and extension loans, and any shares of Class A common stock issuable upon the exercise of the Placement Warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) that may be issued upon conversion of the Units issued as part of the working capital loans and extension loans and Class A common stock issuable upon conversion of the Founder Shares, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Promissory Notes - Related Party

On April 25, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) March 31, 2023 or (ii) the date on which Company consummates the Initial Public Offering. Prior to the Initial Public Offering, the Company had borrowed $300,000 under the Promissory Note. The outstanding balance under the Promissory Note of $300,000 was repaid at the closing of the Initial Public Offering on August 9, 2022.

Underwriting Agreement

Simultaneously with the Initial Public Offering, the underwriters fully exercised the over-allotment option to purchase an additional 1,500,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $15,000,000.

The underwriters were paid a cash underwriting discount of $0.17 per Unit, or $1,955,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $4,025,000 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholder’s equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.25 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Placement Warrants (as defined in Note 4) since the exercise of the warrants are contingent upon the occurrence of future events.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-0) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-convened method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective March 11, 2022 (inception). The adoption of ASU 2020-06 did not have a material impact on the unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on August 8, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on August 8, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pono Capital Two, Inc.

Date: September 9, 2022	By:	/s/ Darryl Nakamoto
	Name:	Darryl Nakamoto
	Title:	Chief Executive Officer and Director

Pono Capital Two, Inc.

Date: September 9, 2022	By:	/s/ Allison Van Orman
	Name:	Allison Van Orman
	Title:	Chief Financial Officer

