Form 10-Q
period 2022-09-30
Pono Capital Two, Inc.
filed 2022-11-14
CIK 1930313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 12,191,875 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,875,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Balance Sheet as of September 30, 2022 (Unaudited)	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2022 and for the period from March 11, 2022 (inception) through September 30, 2022	2

	Unaudited Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the period from March 11, 2022 (inception) through September 30, 2022	3

	Unaudited Condensed Statement of Cash Flows for the period from March 11, 2022 (inception) through September 30, 2022	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

Item 4.	CONTROLS AND PROCEDURES	22

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	22

Item 1A.	RISK FACTORS	22

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

Item 3.	DEFAULTS UPON SENIOR SECURITIES	22

Item 4.	MINE SAFETY DISCLOSURES	23

Item 5.	OTHER INFORMATION	23

Item 6.	EXHIBITS	23

SIGNATURES		24

PONO CAPITAL TWO, INC.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2022

(UNAUDITED)

Assets:
Current assets:
Cash	$579,970
Prepaid expenses	264,981
Total current assets	844,951
Marketable Securities held in Trust Account	118,225,850
Total Assets	$119,070,801

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$76,056
Franchise tax payable	125,753
Income tax payable	58,651
Total current liabilities	260,460
Deferred underwriting fee payable	4,025,000
Total Liabilities	4,285,460

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.26 per share	$117,941,446

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 691,875 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	69
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 issued and outstanding	288
Additional paid-in capital	—
Accumulated deficit	(3,156,462)
Total stockholders’ deficit	(3,156,105)
Total Liabilities and Stockholders’ Deficit	$119,070,801

The accompanying notes are an integral part of these financial statements.

PONO CAPITAL TWO, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2022	For the period from March 11, 2022 (inception) through September 30, 2022
Operating and formation costs	$177,865	$179,485
Franchise tax expense	125,753	125,753
Loss from Operations	(303,618)	(305,238)

Other Income:
Interest and dividend income on investments held in Trust Account	350,850	350,850
Income before income taxes	47,232	45,612
Income tax expense	(58,651)	(58,651)
Net Loss	$(11,419)	$(13,039)

Basic and diluted weighted average shares outstanding, Class A common stock	6,891,060	3,123,042
Basic and diluted net loss per share, Class A common stock	$(0.00)	$(0.00)
Basic and diluted weighted average shares outstanding, Class B common stock	2,711,957	2,596,059
Basic and diluted net loss per share, Class B common stock	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

PONO CAPITAL TWO, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at March 11, 2022 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(339)	(339)
Balance at March 31, 2022	—	—	2,875,000	288	24,712	(339)	24,661
Net loss	—	—	—	—	—	(1,281)	(1,281)
Balance at June 30, 2022	—	—	2,875,000	288	24,712	(1,620)	23,380
Issuance of Placement Units	634,375	63	—	—	6,343,687	—	6,343,750
Issuance of Representative Shares	57,500	6	—	—	67,269	—	67,275
Proceeds allocated to Public Warrants	—	—	—	—	2,978,500	—	2,978,500
Value of offering costs allocated to the fair value of equity instruments	—	—	—	—	(205,388)	—	(205,388)
Accretion of Class A common stock subject to redemption to redemption amount	—	—	—	—	(9,208,780)	(3,143,423)	(12,352,203)
Net loss	—	—	—	—	—	(11,419)	(11,419)
Balance at September 30, 2022	691,875	$69	2,875,000	$288	$—	$(3,156,462)	$(3,156,105)

The accompanying notes are an integral part of these financial statements.

PONO CAPITAL TWO, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(13,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on Marketable securities held in Trust Account	(350,850)
Changes in operating assets and liabilities:
Prepaid expenses	(264,981)
Accounts payable	76,056
Franchise tax payable	125,753
Income tax payable	58,651
Net cash used in operating activities	(368,410)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(117,875,000)
Net cash used in investing activities	(117,875,000)

Cash Flows from Financing Activities:
Proceeds from sale of private placement units	6,343,750
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount paid	113,045,000
Advance from Sponsor for payment of formation costs	412
Proceeds from promissory note - related party	300,000
Repayment of promissory note - related party	(300,000)
Repayment to Sponsor for payment of formation costs	(412)
Payment of offering costs	(590,370)
Net cash provided by financing activities	118,823,380

Net Change in Cash	579,970
Cash - Beginning of period	—
Cash - End of period	$579,970

Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A common stock subject to redemption to redemption amount	$12,352,203
Fair value of Representative Shares	$67,275
Deferred underwriting fee payable	$4,025,000

The accompanying notes are an integral part of these financial statements.

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2022 (inception) through September 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $6,637,645, consisting of $1,955,000 of cash underwriting fees, $4,025,000 of deferred underwriting fees, $67,275 of costs related to Representative Shares and $590,370 of other offering costs. In addition, at September 30, 2022, $579,970 of cash was held outside of the Trust Account and is available for working capital purposes.

On September 23, 2022, the Company announced that the holders of the Units may elect to separately trade the Public Shares and the Public Warrants (as defined in Note 3) commencing on September 26, 2022. Those Public Shares not separated will continue to trade on The Nasdaq Global Market under the symbol “PTWOU,” and the Class A Common Stock and warrants that are separated will trade on The Nasdaq Global Market under the symbols “PTWO” and “PTWOW,” respectively.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.25 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

The Company will have until 9 months (or up to 18 months from the closing of the Initial Public Offering at the election of the Company pursuant to nine one month extensions subject to satisfaction of certain conditions, including the deposit of $379,500 ($0.033 per unit) for such one month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation) from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.25 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until May 9, 2023 (or up to February 9, 2024, as applicable) to consummate a Business Combination. If a Business Combination is not consummated by May 9, 2023, less than one year after the date these financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 9, 2023. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by May 9, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. These financial statement do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, votes relating to certain amendments to the Company’s Amended and Restated Certificate of Incorporation or otherwise, may be subject to the Excise Tax. Whether and to what extent the Company would be subject to the Excise Tax in connection with a Business Combination, votes relating to certain amendments to the Company’s Amended and Restated Certificate of Incorporation or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. The mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to effect an extension of the time in which the Company must complete a Business Combination or complete a Business Combination. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on August 8, 2022, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on August 9, 2022, August 17, 2022, September 23, 2022 and the Form 10-Q filed on September 9, 2022. The interim results for the period from March 11, 2022 (inception) through September 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022.

Investments Held in Trust Account

As of September 30, 2022, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in net gain (loss) on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $118,225,850 in investments held in the Trust Account as of September 30, 2022.

Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Certificate of Incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

As of September 30, 2022, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(2,978,500)
Issuance costs allocated to Class A common stock	(6,432,257)
Plus:
Accretion of carrying value to redemption value	12,285,757
Class A common stock subject to possible redemption as of August 9, 2022	117,875,000
Plus:
Remeasurement of carrying value to redemption value	66,446
Class A common stock subject to possible redemption as of September 30, 2022	$117,941,446

Income Taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net loss per share is the same for Class A and Class B common stock. The Company has not considered the effect of the Public Warrants (as defined in Note 3) and Placement Warrants (as defined in Note 4), to purchase an aggregate of 12,134,375 shares in the calculation of income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net loss per share (in dollars, except per share amounts):

	Three months ended September 30, 2022		For the period from March 11, 2022 (inception) through September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(8,194)	$(3,225)	$(7,120)	$(5,919)
Denominator:
Basic and diluted weighted average shares outstanding	6,891,060	2,711,957	3,123,042	2,596,059
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 9 for additional information on assets measured at fair value.

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

The warrants are not precluded from equity classification, and are accounted for as such on the date of issuance, and each balance sheet date thereafter.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-0) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-convened method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective March 11, 2022 (inception). The adoption of ASU 2020-06 did not have a material impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on August 4, 2022. On August 9, 2022, the Company consummated the Initial Public Offering of 11,500,000 Units, including 1,500,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $115,000,000. Each Unit consisted of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 17, 2022, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 2,875,000 shares of Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services during the 9-month period to complete a Business Combination. For the period from March 11, 2022 (inception) through September 30, 2022, $20,000 was paid to Mehana Capital LLC for these services.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial Business Combination. The Units would be identical to the Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022, the Company did not have any outstanding related party loans.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Representative Shares are subject to a lock-up for a period of 180 days immediately following the commencement of sales of the registration statement pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales of the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, registered persons or affiliates or as otherwise permitted under Rule 5110(e)(2).

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

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022, there were 12,191,875 shares of Class A common stock issued and outstanding, including 11,500,000 shares of Class A common stock subject to possible redemption and classified as temporary equity. The remaining 691,875 shares are classified as permanent equity and are comprised of 634,375 shares included in the Placement Units and 57,500 Representative Shares.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding. Of the 2,875,000 shares of Class B common stock outstanding, up to 375,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On August 9, 2022, the underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

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

Warrants — As of September 30, 2022, there were 11,500,000 Public Warrants and 634,375 Placement Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of shares of Class A common stock. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2022 and for the period from March 11, 2022 (inception) to September 30, 2022 was 124.2% and 128.6%, respectively. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three months ended September 30, 2022 and for the period from March 11, 2022 (inception) to September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three months ended September 30, 2022 and for the period from March 11, 2022 (inception) to September 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$118,225,850	$118,225,850	$—	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as previously disclosed the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on March 11, 2022 formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We have not selected any Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the private placement units, the proceeds of the sale of our shares in connection with our initial Business Combination pursuant to the shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 11, 2022 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination.. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $11,419, which resulted from operating and formation costs of $177,865, income tax expenses of $58,651 and franchise tax expenses of $125,753, partially offset by interest and dividend income on investments held in the Trust Account for $350,850.

For the period from March 11, 2022 (inception) through September 30, 2022, we had net loss of $13,039, which resulted from operating and formation costs of $179,485, income tax expenses of $58,651 and franchise tax expenses of $125,753, partially offset by interest and dividend income on investments held in the Trust Account for $350,850.

Liquidity and Capital Resources

For the period from March 11, 2022 (inception) through September 30, 2022, net cash used in operating activities was $368,410, which was due to interest earned on marketable securities held in the Trust Account of $350,850, net loss of $13,039, and a change in operating assets and liabilities of $4,521.

For the period from March 11, 2022 (inception) through September 30, 2022, net cash used in investing activities was $117,875,000 which was entirely due to the investment of cash in the Trust Account.

For the period from March 11, 2022 (inception) through September 30, 2022, net cash provided by financing activities was $118,823,380, which was due to the proceeds from the sale of Units (as defined below) (net of the underwriting discount) of $113,045,000, proceeds from the sale of Private Placement Units (as defined below) of $6,343,750, and proceeds from the issuance of Class B common stock to the Sponsor of $25,000, offset in part by payment of offering costs of $590,370.

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

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the funds held in the trust account and not previously released to us to pay our taxes (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay our taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes, if any. To the extent that our common stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

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

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services during the 9-month period to complete a Business Combination. For the period from March 11, 2022 (inception) through September 30, 2022, $20,000 was paid to Mehana Capital LLC for these services.

Underwriters Agreement

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

Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Net loss Per Share

Net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net loss per share is the same for Class A and Class B common stock. The Company has not considered the effect of the Public Warrants (as defined in Note 3) and Placement Warrants (as defined in Note 4), to purchase an aggregate of 12,134,375 shares in the calculation of income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on August 8, 2022, and the Form 10-Q for the period from March 11, 2022 (inception) to June 30, 2022 filed on September 9, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on August 8, 2022, and the Form 10-Q for the period from March 11, 2022 (inception) to June 30, 2022 filed on September 9, 2022.

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

Pono Capital Two, Inc.

Date: November 10, 2022	By:	/s/ Darryl Nakamoto
	Name:	Darryl Nakamoto
	Title:	Chief Executive Officer and Director

Pono Capital Two, Inc.

Date: November 10, 2022	By:	/s/ Allison Van Orman
	Name:	Allison Van Orman
	Title:	Chief Financial Officer

