Form 10-K
period 2022-12-31
Pono Capital Two, Inc.
filed 2023-03-09
CIK 1930313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-41462

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.

As of March 7, 2023, there were 12,191,875 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,875,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PONO CAPITAL TWO, INC.

Annual Report on Form 10-K for the Period Ended December 31, 2022

CERTAIN TERMS

References to “the Company,” “our,” “us” or “we” refer to Pono Capital Two, Inc., a blank check company incorporated in Delaware on March 11, 2022. References to our “Sponsor” refer to Mehana Capital LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Pono Capital Two, Inc., which closed on August 9, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

ITEM 1.	BUSINESS

Introduction

We are a blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to herein as our initial business combination. Our Sponsor is Mehana Capital LLC, a Delaware limited liability company (“Sponsor”).

We believe that there are many target companies that could become attractive public companies and we will seek a target in the disruptive technology sector with a spotlight on companies in Asia with Japan in particular. While we may pursue an initial business combination target in any industry or geographic region, we will seek to capitalize on the operational and investment experience of our management team and focus on disruptive technology companies that we believe have significant growth prospects and the potential to generate attractive returns for our stockholders. We expect to focus on identifying potential target companies with above-industry-average growth, and a defensible market position where our management team’s operational, strategic, or managerial expertise can assist in maximizing value.

The Registration Statement for our initial public offering was declared effective on August 4, 2022 (the “Initial Public Offering,” or “IPO”). On August 9, 2022, we consummated the Initial Public Offering of 11,500,000 Units, including 1,500,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $115,000,000. Each Unit consists of one share of Class A common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 634,375 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to the Sponsor, including 63,000 Placement Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $6,343,750, which is described in Note 4.

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

We will have until 9 months (or up to 18 months from the closing of the Initial Public Offering at our election pursuant to nine one month extensions subject to satisfaction of certain conditions, including the deposit of $379,500 ($0.033 per unit) for such one month extension, into the Trust Account, or as extended by our stockholders in accordance with our Amended and Restated Certificate of Incorporation) from the closing of the Initial Public Offering to consummate a business combination (the “Combination Period”). If we are unable to complete a business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event we do not complete a business combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

On January 31, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, Pono Two Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), SBC Medical Group Holdings Incorporated, a Delaware corporation (“SBC”), Mehana Capital, LLC, in its capacity as Purchaser Representative, and Yoshiyuki Aikawa, in his capacity as Seller Representative.

Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into SBC, with SBC continuing as the surviving corporation. The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

As a condition to closing of the Business Combination, SBC will complete certain restructuring transactions pursuant to which SBC Medical Group Co., Ltd., a Japanese corporation (“SBC-Japan”) and certain related entities which carry on the business of SBC-Japan and such other related entities, will become subsidiaries of SBC.

As consideration for the Business Combination, the holders of SBC securities as of the closing of the Business Combination, collectively will be entitled to receive from us, in the aggregate, a number of our securities with an aggregate value equal to (a) $1,200,000,000, minus (b) the amount, if any, by which $3,000,000 exceeds SBC’s Net Working Capital, plus (c) the amount, if any, by which SBC’s Net Working Capital exceeds $3,000,000, minus (d) the aggregate amount of any outstanding indebtedness (minus cash held by SBC) of SBC at Closing, minus (e) specified transaction expenses of SBC associated with the Business Combination.

Please see the Current Report on Form 8-K we filed with the SEC on February 2, 2023 for additional information.

Our Company

We are a blank check company incorporated in Delaware on March 11, 2022 formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”). We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination pursuant to the shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

We believe that there are many target companies that could become attractive public companies and we will seek a target in the disruptive technology sector with a spotlight on companies in Asia with Japan in particular. While we may pursue an initial business combination target in any industry or geographic region, we will seek to capitalize on the operational and investment experience of our management team and focus on disruptive technology companies that we believe have significant growth prospects and the potential to generate attractive returns for our stockholders. We expect to focus on identifying potential target companies with above-industry-average growth, and a defensible market position where our management team’s operational, strategic, or managerial expertise can assist in maximizing value.

We believe the traditional IPO and direct listing processes are not designed for these types of companies to execute on their ambitious strategies. We believe using a SPAC structure is a disruptive alternative to, and creates more efficiencies than, the traditional IPO approach. We also believe that because the industries in which we have particular expertise, and in which we will seek to identify a potential business combination target, are often overlooked by traditional venture capital, public equity and private equity investors, many high-quality companies in these industries are not well suited to a traditional IPO, direct listing or private equity buyout transaction. Therefore, we believe our focus on these particular industries will provide unique access to the highest quality companies and management teams and a substantial number of proprietary business combination opportunities. Our mission is to create a better solution to the conventional IPO for these high growth, disruptive technology and technology-enabled companies, which addresses their needs for capital and liquidity, while overcoming the key points of friction in the traditional IPO path in particular for businesses in Japan.

We believe our expertise will make us an attractive partner for companies seeking a clear and efficient path to listing their shares with a significant degree of funding certainty including high-quality companies in Japan where certain of the Company’s officers and directors are familiar with Japanese business and M&A culture, which will have an impact on the dynamics of a business combination. There are a large number of companies that desire to have publicly-traded shares to provide liquidity to investors and employees, create a currency for mergers and acquisitions and access to equity capital markets. We may seek to combine with businesses owned by our founder and minority investors, although we may consummate a transaction with businesses controlled by private equity investors or family-owned businesses, which means there is a wide universe of potential partners. We believe our understanding of private deal execution and public capital markets, and valuation dynamics in both markets, make us uniquely positioned to identify and execute a business combination with a growth orientation.

Our Management Team

Our management team is led by Darryl Nakamoto, our Chief Executive Officer and Director, Allison Van Orman, our Chief Financial Officer, and Dustin Shindo, our Chairman of the Board, who will be supported by Pono Capital Two, Inc.’s independent directors, sponsor, accountants and legal counsel, as further described below. We believe our management team is well positioned to identify and evaluate businesses within the technology industry that would benefit from being a public company and from access to our expertise. We believe we can achieve this mission by utilizing our team’s extensive experience in growing and operating technology companies as well as our broad network of contacts in the technology sector.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

For additional discussion of the general development of our business, see our final prospectus on Form 424B4, filed with the SEC on August 8, 2022.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 643 Ilalo St., #102, Honolulu, Hawaii 96813, and our telephone number is (808) 892-6611. Our Sponsor is making this space available to us as part of a monthly administrative fee of $10,000. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “PTWOU” on or about August 5, 2022, and the shares of Class A common stock and warrants began separate trading on Nasdaq under the symbols “PTWO” and “PTWOW,” respectively, on or about September 26, 2022.

Holders of Record

As of March 7, 2023, there were 12,191,875 shares of the registrant’s Class A common stock issued and outstanding held by approximately five stockholders of record, and 2,875,000 shares of the registrant’s Class B common stock issued and outstanding held by approximately one stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Pono Capital Two, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mehana Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” elsewhere in this report for a description of these risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from March 11, 2022 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 11, 2022 (inception) through December 31, 2022, we had net income of $552,813, which resulted from interest and dividend income on investments held in the Trust Account for $1,345,016, partially offset by operating and formation costs of $382,051, franchise tax expense of $161,644, and income tax expense of $248,508.

Liquidity and Capital Resources

For the period from March 11, 2022 (inception) through December 31, 2022, net cash used in operating activities was $462,816, which was due to interest earned on marketable securities held in the Trust Account of $1,345,016, offset by net income of $552,813 and a change in operating assets and liabilities of $329,387.

For the period from March 11, 2022 (inception) through December 31, 2022, net cash used in investing activities was $117,875,000 which was primarily due to the investment of cash in the Trust Account.

For the period from March 11, 2022 (inception) through December 31, 2022, net cash provided by financing activities was $118,823,380, which was due to the proceeds from the sale of Units (as defined below) (net of the underwriting discount) of $113,045,000, proceeds from the sale of Placement Units (as defined below) of $6,343,750, and proceeds from the issuance of Class B common stock to the Sponsor of $25,000, offset in part by payment of offering costs of $590,370.

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

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the business combination. The Company will have until May 9, 2023 (or up to February 9, 2024, as applicable) to consummate a business combination. If a business combination is not consummated by May 9, 2023, less than one year after the date the accompanying financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 9, 2023. The Company intends to complete the initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by May 9, 2023.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements.

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

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services during the 9-month period to complete a business combination. For the period from March 11, 2022 (inception) through December 31, 2022, $50,000 was paid to Mehana Capital LLC for these services.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B common stock. The Company has not considered the effect of the Public Warrants and Placement Warrants, to purchase an aggregate of 12,134,375 shares in the calculation of income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Darryl Nakamoto	49	Chief Executive Officer, Director
Allison Van Orman	50	Chief Financial Officer
Dustin Shindo	49	Chairman of the Board
Kotaro Chiba	48	Independent Director
Mike Sayama	69	Independent Director
Trisha Nomura	43	Independent Director, and Chairwoman of the Audit Committee

Darryl Nakamoto, Chief Executive Officer and Director

Mr. Nakamoto serves as our Chief Executive Officer and Director. He is an entrepreneur and executive with over 20 years of industry experience, including his former role as CFO of a publicly traded company. Since 2017, Mr. Nakamoto serves as President and Owner of Viv, LLC, a successful accounting and finance solutions provider. Since 2021, Mr. Nakamoto has also served as Controller of Hawaiian Springs, LLC. From May 2016 to July 2017, Mr. Nakamoto served as President and CFO of DKI808 LLC, dba Premier Restoration Hawaii, where he secured financing for the purchase of Maui Fire & Flood and expanded the full-service restoration business from Maui to Oahu. Between March 2014 and March 2016, Mr. Nakamoto served as President of Island Flooring. Mr. Nakamoto served as President of Kaiuli Energy from April 2012 to February 2014, a seawater air conditioning startup where he was responsible for strategic decisions and project developments. From 2014 to 2020, Mr. Nakamoto served as Treasurer, Vice Chair and Board Member of the Japanese Cultural Center of Honolulu.

From January 2005 to March 2012, Mr. Nakamoto was CFO, Treasurer and Secretary of Hoku Scientific, a then publicly traded clean energy firm based in Honolulu, Hawaii, where he managed all finance, accounting, and treasury functions. Between January 2003 and December 2004, Mr. Nakamoto was a Finance Analyst for Frito-Lay of Hawaii. From March 2001 to January 2003, he worked as a Consultant for Akamai Consulting Group/Syntera Solutions. He was a Regional Director for software development startup ActivityMax from 2000 to 2001. Mr. Nakamoto began his career as an Accountant at KPMG from 1996 to 2000. Mr. Nakamoto is a CPA, not in public practice. He graduated from the University of Washington in 1996 with a Bachelor of Arts in Accounting and a Bachelor of Arts in Finance. Mr. Nakamoto is a former Treasurer and board member of the Make-A-Wish foundation of Hawaii. Mr. Nakamoto’s public company experience, paired with his entrepreneurial and management skills in a diverse array of industries makes him a valuable member of our management team and board of directors.

Allison Van Orman, Chief Financial Officer

Ms. Van Orman is an experienced Certified Public Accountant and entrepreneur. Since December 2000, Ms. Van Orman has served as Principal at Allison D T Van Orman, CPA LLC, where she helps clients navigate complex tax compliance and tax planning issues and consults small business owners to improve operations and identify areas of growth. Ms. Van Orman was sole proprietor of Grumpy Girl Clothing between October 2003 and December 2010, performing duties such as product design, product costing and distribution, graphic design and marketing, and public relations and communications for her business. From 1998 to 2000, Ms. Van Orman was an auditor/accountant at Chinaka, Siu, & Co., CPAs in Honolulu, where she performed accounting and tax duties for small business clients as well as preparing audit programs and supervising assistants on audits of non-profit organizations. Ms. Van Orman received her Bachelor of Science, Magna Cum Laude in Accounting from Santa Clara University in 1995 and her MBA from the University of Hawaii in 1997. She is a licensed CPA in the State of Hawaii, and currently a member of the American Institute of Certified Public Accountants (“AICPA”). Ms. Van Orman’s accounting experience makes her an invaluable asset to the management team.

Dustin Shindo, Chairman of the Board

Mr. Shindo serves as our Chairman of the Board. He is the Manager of Mehana Capital, LLC, our Sponsor, and is an entrepreneur, executive, technologist, and a seasoned advisor with more than 25 years of industry experience. Mr. Shindo currently also serves as Chairman of the Board of Pono Capital Three, Inc. (NASDAQ: PTHR). Mr. Shindo previously served as Chief Executive Officer of Pono Capital Corp. until the closing of its business combination with AERWINS Technologies Inc. in February 2023. Recently, Mr. Shindo started Joynable Corporation, a software company. Mr. Shindo is also the Vice President and director of Perfect Game Hawaii, a non-profit entity supporting baseball. From 2017 to July 2022, Mr. Shindo served as the Chief Executive Officer of Junify Corporation, which operates in California and Japan. Junify offers zero trust network access software (software defined border) to help companies better secure their cloud resources. Mr. Shindo has also been retained for a number of consulting positions since July 2014 for companies working in the health care, travel, technology, construction, and non-profit industries. From December 2012 to December 2018, Mr. Shindo served as the Chief Executive Officer of Pono Health based in California, Washington, and Hawaii, where he provided consulting, data management, analytics, and software development services. Pono Health was the primary entity of Pono Corporation, founded in December 2012. Mr. Shindo managed healthcare data for individuals in Hawaii and for clinics in Washington, Oregon and Arizona. Mr. Shindo also developed analytics platform used to calculate gaps in care, cost savings, and other health metrics.

From March 2001 to March 2010, Mr. Shindo served as the Chief Executive Officer of Hoku Scientific based in Honolulu, Hawaii, where he led the company through an IPO on the NASDAQ Global Market and signed customer contracts totaling USD 2+ billion. From December 1995 to August 1997, Mr. Shindo served as the President of Mehana Brewing Company based in Hilo, Hawaii. In June 1995, Mr. Shindo received his Bachelor of Art’s degree in Accounting/Finance/Marketing at University of Washington based in Seattle, Washington. In May 1999, Mr. Shindo received his Master’s in Business Administration at Darden Graduate School of Business Administration, University of Virginia based in Charlottesville, Virginia. In August 2015, Mr. Shindo completed the SEP program at Stanford Graduate School of Business, Stanford University. Mr. Shindo’s entrepreneurial, executive, and advising experience, paired with his public company experience through Pono Capital Corp and Hoku Scientific, make him a valuable member of our board of directors.

Our Independent Directors

Our efforts to seek a suitable business combination target will be complemented and augmented by the expertise and network of relationships of our directors, who each have extensive experience in business and financial matters. In addition to our seasoned executive team, we have assembled a strong group of directors. The board is expected to be comprised of five individuals. These individuals bring together a breadth of operating experience, industry connectivity and proprietary access to leading companies that enhance our value proposition. Our board will be a driving force in our efforts to identify a target and effect a business combination and may invest personal capital in the transaction. The Company’s independent directors’ bios are presented here.

Kotaro Chiba, Independent Director

Kotaro Chiba serves as an independent director. Mr. Chiba currently also serves as an Independent Director of Pono Capital Three, Inc. (NASDAQ: PTHR) and recently served as an Independent Director of Pono Capital Corp. until the closing of its business combination with AERWINS Technologies Inc. in February 2023. Mr. Chiba is also the founder and General Partner of Chiba Dojo Fund, a venture capital based fund in Tokyo focusing its investing on Internet and IOT related start-ups since September 2019. Before launching the Chiba Dojo Fund, Mr. Chiba founded and continues to serve as the General Partner of the Drone Fund since in June 2017. The Drone Fund is a venture capital-based fund in Tokyo focusing its investment on drones and air mobility start-ups. The Drone Fund aims to create a drone and air-mobility enabled society. One of the Drone Fund’s portfolio companies went public on the Tokyo Mothers Market in December 2019—the first drone company to make an IPO in Japan. As an angel investor, Mr. Chiba has invested in more than 60 startups and 40 VC funds in Internet markets and other fields. Mr. Chiba also currently serves or has served as Director of various mobility and technology companies, including: Aeronext since April 2017, A.L.I. Technologies, Inc. since December 2017, Prodrone Co. Ltd. from October 2020 to October 2022, teTra aviation from May 2020 to August 2022, and VFR from October 2021 to November 2022.

Prior to that, Mr. Chiba was the co-founder, Executive Vice President and director from January 2009 to July 2016 with COLOPL Inc., which focused on mobile gaming services on smartphone applications as well as VR services and location data analysis consulting services, research service dedicated to smartphones. In 2012, he helped lead the company’s listing on the Tokyo Stock Exchange (Mothers) and then in 2014 led the company to a US$4 billion IPO on the Tokyo Exchange market (first section). Prior to that, Mr. Chiba was the founder and director from January 2000 to March 2007 for K Laboratory Inc. (now KLab Inc.) that develops mobile games and online games. Before joining KLab Inc., Mr. Chiba was a mobile web media planner from April 1997 to December 1999 for Recruit Co. Ltd., which is Japan’s largest recruitment company and provides services such as job advertising, temporary staffing, sales promotion, and IT solution.

Since April 2019, Mr. Chiba has been a guest Professor at Keio University, a research-oriented campus located in the city of Fujisawa, Kanagawa Prefecture, Japan where he teaches students to become technology innovators. Mr. Chiba is Keio University, SFC Campus graduate, in March 1997, with a Bachelor of Arts in Environment and Information Studies. He is also the first domestic customer of Honda Jet in Japan and holds a private pilot license (FAA Japan). Mr. Chiba’s extensive experience and knowledge in developing start-ups and working in venture capital provides him with a unique perspective and makes him a valuable addition to our board of directors.

Mike Sayama, Ph.D., Independent Director

Dr. Mike Sayama serves as an independent director. Dr. Sayama currently also serves as an Independent Director of Pono Capital Three, Inc. (NASDAQ: PTHR) and as an Independent Director for AERWINS Technologies Inc. (f/k/a Pono Capital Corp.) (NASDAQ: AWIN). Dr. Sayama was formerly the Executive Director of Community First since it was established in July 2016 until January 2021. As the founding executive director, he was responsible for operations, developing a strategic plan for an accountable health community in East Hawaii, community relations, and fund raising. From January 2021 to June 2021 he served as the Director of Strategy to facilitate the transition to a new management team.

From October 2013 to December 2018, Dr. Sayama served as a Vice President at Pono Health and was Director of Learning Health Homes, a project where he was responsible for managing the East Hawaii Independent Physicians Association and implementing a data platform integrating health plan, hospital, and physician data. Dr. Sayama also facilitated the reorganization of EHI and development of its strategic direction. Community First, a 501(c) 3 non-profit, which serves as a neutral forum for healthcare stakeholders in East Hawaii, grew out of the Learning Health Homes Initiative.

From August 1997 to October 2013, Dr. Sayama served as a Vice President of the Hawaii Medical Service Association, first in Health Benefits Management and then in Customer Relations. In the first position, he streamlined preauthorization and appeal processes, including the elimination of preauthorization for inpatient admissions without increase in inpatient utilization. In his second position he established call centers in Hilo which stabilized the call center work force and improved the timeliness and accuracy of customer service.

From April 2001 to April 2005, Dr. Sayama was a Director on the City Bank Board, and from April 2005 to April 2009, was a Director on the Boards of Central Pacific Bank and Central Pacific Financial Corporation.

Regarding education: In May 1975, he received his Bachelor of Arts degree in Psychology from Yale University, and in August 1979, his Master of Arts degree in Clinical Psychology from University of Michigan. In August 1982, Dr. Sayama received his Ph.D. degree in Clinical Psychology from University of Michigan. He is the author of several books on psychotherapy and Zen Buddhism.

His community service includes having been a Director on the Bay Clinic Board (the Federally Qualified Health Center in East Hawaii) and currently serving as the Abbot of Chozen-ji, International Zen Dojo. Mr. Sayama brings broad knowledge of the healthcare technology industry, as well as prior experience serving as a founding executive director, which makes him a valuable addition to our board of directors.

Trisha Nomura, Independent Director and Chairperson of the Board’s Audit Committee

Trisha Nomura serves as an independent director and Chairwoman of our audit committee. Ms. Nomura currently also serves as an Independent Director of Pono Capital Three, Inc. (NASDAQ: PTHR) and recently served as Chief Financial Officer of Pono Capital Corp. until the closing of its business combination with AERWINS Technologies Inc. in February 2023. Since July 2018, Ms. Nomura has owned a consulting firm, Ascend Consulting, LLC. Prior to opening her own firm, Ms. Nomura worked in both public accounting and private industry. Ms. Nomura was the Chief Operating Officer of HiHR from July 2015 to December 2016, and the Vice President of Strategic Services from May 2014 to July 2015. Ms. Nomura also served as the Chief People Officer of ProService Hawaii from January 2017 to June 2018. Ms. Nomura began volunteering with the HSCPA since 2010 through the YCPA Squad, has been the Treasurer of Kaneohe Little League since 2013, and is a member of the AICPA, where she was selected to attend the Leadership Academy, has served as an at-large Council member and is now proudly serving on the Association Board of Directors. Ms. Nomura is a CPA, not in public practice, and a CGMA. She is a graduate of Creighton University, where she obtained her Bachelor of Science in Business Administration in accounting, and of the University of Hawaii at Manoa, where she earned her Master of Accountancy degree. Ms. Nomura’s consulting, accounting and management skills and knowledge make her an important addition to our board of directors.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes, with only one class of directors being elected in each year and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

The term of office of the first class of directors, consisting of Kotaro Chiba, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Darryl Nakamoto and Mike Sayama, will expire at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of Trisha Nomura and Dustin Shindo, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination. We may not hold an annual meeting of stockholders until after we complete our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Pursuant to an agreement to be entered into concurrently with the issuance and sale of our securities, our sponsor, upon completion of an initial business combination, will be entitled to nominate individuals for election to our board of directors, as long as our sponsor holds any securities covered by the registration rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Kotaro Chiba, Mike Sayama and Trisha Nomura are our independent directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Kotaro Chiba, Mike Sayama, and Trisha Nomura will serve as members of our audit committee. Our board of directors has determined that Messrs. Chiba, Sayama and Nomura meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Trisha Nomura will serve as the chairwoman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Ms. Nomura qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	appointing, compensating and overseeing our independent registered public accounting firm;

●	reviewing and approving the annual audit plan for the company;

●	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

●	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

●	monitoring our environmental sustainability and governance practices;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	approving audit and non-audit services provided by our independent registered public accounting firm;

●	discussing earnings press releases and financial information provided to analysts and rating agencies;

●	discussing with management our policies and practices with respect to risk assessment and risk management;

●	reviewing any material transaction between our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and

●	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Financial Experts on Audit Committee

Pursuant to Nasdaq rules, the audit committee will at all times be composed exclusively of “independent directors” who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Each member of the audit committee is financially literate, and our board of directors has determined that Ms. Nomura qualifies as an “audit committee financial expert” as defined in applicable SEC rules, which generally is any person who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Kotaro Chiba, Mike Sayama, and Trisha Nomura, and Mr. Sayama will serve as chairman of the compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent directors. Our board of directors has determined that each Messrs. Chiba, Sayama and Nomura is independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving corporate goals and objectives relevant to our President’s compensation, evaluating our President’s performance in light of those goals and objectives, and setting our President’s compensation level based on this evaluation;

●	setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

●	making recommendations to the board of directors with respect to incentive compensation programs and equity-based plans that are subject to board approval;

●	approving any employment or severance agreements with our Section 16 Officers;

●	granting any awards under equity compensation plans and annual bonus plans to our President and the Section 16 Officers;

●	approving the compensation of our directors; and

●	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Notwithstanding the foregoing, as indicated above, other than the payment to Mehana Capital LLC, the Sponsor, of $10,000 per month, for up to nine months, or 18 months if we have elected to extend the time to complete our initial business combination, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee are Kotaro Chiba, Mike Sayama, and Trisha Nomura and Mr. Chiba will serve as chairman of the corporate governance and nominating committee. Under the Nasdaq listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Messrs. Chiba, Sayama and Nomura is independent.

The primary function of the corporate governance and nominating committee include:

●	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

●	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

●	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

●	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

●	overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

●	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

●	considering director nominees recommended by stockholders; and

●	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees generally provide that persons to be nominated:

●	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

●	should have current knowledge and contacts in the communities in which we do business and, in our industry, or other industries relevant to our business;

●	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

●	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

●	should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

●	should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board of directors to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the board of directors, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Delinquent Section 16(a) Reports

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, except for (i) one Form 4 filed late by Dustin Shindo on March 8, 2023 and (ii) one Form 4 filed late by Mehana Capital LLC on March 8, 2023, each of which was filed late due to administrative error.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their respective affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and completing an initial business combination. The founder shares will be worthless if we do not complete an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 7, 2023 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 7, 2023, we had 15,066,875 shares of common stock issued and outstanding, including 12,191,875 shares of Class A common stock, and 2,875,000 shares of Class B common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 7, 2023.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
Mehana Capital LLC (Our Sponsor)(2)	3,509,375	23.29%
Darryl Nakamoto	0	0%
Allison Van Orman	0	0%
Dustin Shindo(2)	3,509,375	23.29%
Kotaro Chiba	0	0%
Mike Sayama	0	0%
Trisha Nomura	0	0%
All officers and directors as a group	3,509,375	23.29%
(6 individuals)

(1)	Unless otherwise noted, the business address of each of these entities and individuals is 643 Ilalo Street, #102, Honolulu, Hawaii 96813.

(2)	Includes 2,875,000 shares of Class B common stock which are convertible into Class A common stock on a one-for-one basis at the time of our initial business combination. Mehana Capital LLC, the Sponsor, is the record holder of the securities reported herein. Dustin Shindo is the control person of the Sponsor, and possesses all voting power. By virtue of this relationship, Dustin Shindo may be deemed to share beneficial ownership of the securities held of record by our sponsor. Dustin Shindo disclaims any such beneficial ownership except to the extent of his respective pecuniary interest

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On May 17, 2022, the Sponsor paid an aggregate of $25,000 to cover certain expenses on our behalf in exchange for the issuance of 2,875,000 shares of Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will own, on an as-converted basis, 20% of our issued and outstanding shares after the Initial Public Offering. The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees as disclosed herein) until, with respect to any of the Class B common stock, the earlier of (i) six months after the date of the consummation of a business combination, or (ii) the date on which the closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a business combination, with respect to the remaining any of the Class B common stock, upon six months after the date of the consummation of a business combination, or earlier, in each case, if, subsequent to a business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Note - Related Party

On April 25, 2022, the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and payable on the earlier of (i) March 31, 2023 or (ii) the date on which we consummated the Initial Public Offering. Prior to the Initial Public Offering, we had borrowed $300,000 under the Promissory Note. The outstanding balance under the Promissory Note of $300,000 was repaid at the closing of the Initial Public Offering on August 9, 2022.

Administrative Support Agreement

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of our consummation of a business combination and its liquidation, to make available to us certain general and administrative services, including office space, utilities and administrative services, as we may require from time to time. We have agreed to pay to the Sponsor, $10,000 per month for these services during the 9-month period to complete a business combination. For the period from March 11, 2022 (inception) through December 31, 2022, $50,000 was paid to Mehana Capital LLC for these services.

Related Party Loans

In order to finance transaction costs in connection with the initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete the initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial business combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial business combination. The Units would be identical to the Placement Units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022, we did not have any outstanding related party loans.

General

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Other than equity provided to our independent directors, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Sponsor has agreed to pay for the formation costs, and waived to seek reimbursement from the Company for such costs. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation. We have entered into a registration rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the placement warrants and the shares of our Class A common stock issuable upon conversion of the Founder Shares.

Policy for Approval of Related Party Transactions

Our audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction and the benefits of the transaction to the company and to the relevant related party. Any member of the audit committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction. An affirmative vote of a majority of the members of the audit committee, present at a meeting at which a quorum is present, will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from either an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

●	Payment to Mehana Capital LLC, our Sponsor, of $10,000 per month, for up to 9 months or up to 18 months if we elect to extend the time to complete our initial business combination, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest-bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

●	Repayment of loans from our Sponsor to pay for any amount deposited to pay for any extension of the time to complete our initial business combination. All of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “— Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES .

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. For the period from March 11, 2022 (inception) through December 31, 2022, fees for our independent registered public accounting firm were $108,184 for the services Marcum performed in connection with our Initial Public Offering and the audit of our December 31, 2022 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the period from March 11, 2022 (inception) through December 31, 2022, our independent registered public accounting firm did not render assurance and related services that are reasonably related to the performance of the audit or review of financial statements.

Tax Fees. For the period from March 11, 2022 (inception) through December 31, 2022, Marcum did not render any tax return services, planning or tax advice.

All Other Fees. For the period from March 11, 2022 (inception) through December 31, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 4, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein, (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on August 9, 2022).
2.1†	Agreement and Plan of Merger, dated January 31, 2023, by and among Pono, Merger Sub, SBC, the Purchaser Representative, and the Seller Representative (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on February 2, 2023).
3.1	Third Amended and Restated Certificate of Incorporation dated August 4, 2022 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on August 9, 2022).
3.2	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on June 14, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on July 22, 2022).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on July 22, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on August 9, 2022).
4.4	Warrant Agreement, dated August 4, 2022, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on August 9, 2022).
4.5*	Description of Securities
10.1	Amended and Restated Securities Subscription Agreement, dated May 17, 2022, between the Registrant and Mehana Capital LLC (incorporated by reference to Exhibit 10.6 filed with the Form S-1 filed by the Registrant on June 14, 2022).
10.2	Amendment to the Amended and Restated Securities Subscription Agreement, dated July 21, 2022, between the Registrant and Mehana Capital LLC (incorporated by reference to Exhibit 10.7 filed with the Form S-1/A filed by the Registrant on July 22, 2022).
10.3	Promissory Note, dated April 25, 2022, issued to Mehana Capital LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on June 14, 2022).
10.4	Letter Agreement, dated August 4, 2022, among the Company, Mehana Capital LLC, each of the executive officers and directors of the Company, and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 9, 2022).

10.5	Investment Management Trust Agreement, dated August 4, 2022, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on August 9, 2022).
10.6	Investment Management Trust Agreement, dated August 9, 2022, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on August 9, 2022).
10.7	Registration Rights Agreement, dated August 4, 2022, among the Company and certain securityholders (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on August 9, 2022).
10.8	Placement Unit Purchase Agreement, dated August 4, 2022, between the Company and Mehana Capital LLC (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on August 9, 2022).
10.9	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 filed with the Form S-1/A filed by the Registrant on July 22, 2022).
10.10	Administrative Support Agreement, dated August 4, 2022, by and between the Company and Mehana Capital LLC (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on August 9, 2022).
10.11	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 2, 2023).
10.12	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on February 2, 2023).
10.13	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on February 2, 2023).
10.14	Purchaser Support Agreement (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on February 2, 2023).
10.15	Voting Agreement (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on February 2, 2023).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Form S-1/A filed by the Registrant on July 22, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2023	PONO CAPITAL TWO, INC.

	By:	/s/ Darryl Nakamoto
	Name:	Darryl Nakamoto
	Title:	Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darryl Nakamoto	Chief Executive Officer, Director	March 8, 2023
Darryl Nakamoto	(Principal Executive Officer)

/s/ Allison Van Orman	Chief Financial Officer	March 8, 2023
Allison Van Orman	(Principal Accounting and Financial Officer)

/s/ Dustin Shindo	Chairman of the Board	March 8, 2023
Dustin Shindo

/s/Kotaro Chiba	Director	March 8, 2023
Kotaro Chiba

/s/ Mike Sayama	Director	March 8, 2023
Mike Sayama

/s/ Trisha Nomura	Director	March 8, 2023
Trisha Nomura

PONO CAPITAL TWO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Pono Capital Two, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Pono Capital Two, Inc. (the “Company”) as of December 31, 2022, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the period from March 11, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period from March 11, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, if the Company is unable to complete a business combination by May 9, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2022.

Boston, MA

March 8, 2023

PONO CAPITAL TWO, INC.

BALANCE SHEET

December 31, 2022
Assets:
Current assets:
Cash	$485,564
Prepaid expenses	236,625
Total current assets	722,189
Marketable Securities held in Trust Account	119,220,016
Total Assets	$119,942,205

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$79,440
Accrued expenses	76,420
Franchise tax payable	161,644
Income tax payable	248,508
Total current liabilities	566,012
Deferred underwriting fee payable	4,025,000
Total Liabilities	4,591,012

Commitments and Contingencies (Note 6)	-
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.32 per share	$118,709,864

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 691,875 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	69
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 issued and outstanding	288
Additional paid-in capital	—
Accumulated deficit	(3,359,028)
Total Stockholders’ Deficit	(3,358,671)
Total Liabilities and Stockholders’ Deficit	$119,942,205

The accompanying notes are an integral part of these financial statements.

PONO CAPITAL TWO, INC.

STATEMENT OF OPERATIONS

For the period from March 11, 2022 (inception) through December 31, 2022
Operating and formation costs	$382,051
Franchise tax expense	161,644
Loss from Operations	(543,695)

Other Income:
Interest and dividend income on investments held in Trust Account	1,345,016
Income before income taxes	801,321
Income tax expense	(248,508)
Net Income	$552,813

Basic and diluted weighted average shares outstanding, Class A common stock	5,951,288
Basic and diluted net income per share, Class A common stock	$0.06
Basic and diluted weighted average shares outstanding, Class B common stock	2,683,051
Basic and diluted net income per share, Class B common stock	$0.06

The accompanying notes are an integral part of these financial statements.

PONO CAPITAL TWO, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at March 11, 2022 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Issuance of Placement Units	634,375	63	—	—	6,343,687	—	6,343,750
Issuance of Representative shares	57,500	6	—	—	67,269	—	67,275
Proceeds allocated to Public Warrants	—	—	—	—	2,978,500	—	2,978,500
Value of offering costs allocated to the fair value of equity instruments	—	—	—	—	(205,388)	—	(205,388)
Accretion of Class A common stock subject to redemption to redemption amount	—	—	—	—	(9,208,780)	(3,911,841)	(13,120,621)
Net income	—	—	—	—	—	552,813	552,813
Balance at December 31, 2022	691,875	$69	2,875,000	$288	$—	$(3,359,028)	$(3,358,671)

The accompanying notes are an integral part of these financial statements.

PONO CAPITAL TWO, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

Cash Flows from Operating Activities:
Net income	$552,813
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Marketable securities held in Trust Account	(1,345,016)
Changes in operating assets and liabilities:
Prepaid expenses	(236,625)
Accounts payable	79,440
Accrued expenses	76,420
Franchise tax payable	161,644
Income tax payable	248,508
Net cash used in operating activities	(462,816)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(117,875,000)
Net cash used in investing activities	(117,875,000)

Cash Flows from Financing Activities:
Proceeds from sale of placement units	6,343,750
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount paid	113,045,000
Advance from Sponsor for payment of formation costs	412
Proceeds from promissory note - related party	300,000
Repayment of Promissory note - related party	(300,000)
Repayment to Sponsor for payment of formation costs	(412)
Payment of offering costs	(590,370)
Net cash provided by financing activities	118,823,380

Net Change in Cash	485,564
Cash - Beginning of period	—
Cash - End of period	$485,564

Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A common stock subject to redemption to redemption amount	$13,120,621
Fair value of Representative Shares	$67,275
Deferred underwriting fee payable	$4,025,000

The accompanying notes are an integral part of these financial statements.

PONO CAPITAL TWO, INC.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 11, 2022 (inception) through December 31, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $6,637,645, consisting of $1,955,000 of cash underwriting fees, $4,025,000 of deferred underwriting fees and $67,275 of costs related to Representative Shares and $590,370 of other offering costs. In addition, at December 31, 2022, $485,564 of cash was held outside of the Trust Account and is available for working capital purposes.

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

PONO CAPITAL TWO, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

PONO CAPITAL TWO, INC.

NOTES TO FINANCIAL STATEMENTS

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a business combination, or the operations of a target business with which the Company ultimately consummates a business combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a business combination are not yet determinable. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PONO CAPITAL TWO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022.

PONO CAPITAL TWO, INC.

NOTES TO FINANCIAL STATEMENTS

Investments Held in Trust Account

As of December 31, 2022, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $119,220,016 in investments held in the Trust Account as of December 31, 2022.

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

As of December 31, 2022, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(2,978,500)
Issuance costs allocated to Class A common stock	(6,432,257)
Plus:
Accretion of Class A common stock subject to redemption to redemption amount	13,120,621
Class A common stock subject to possible redemption as of December 31, 2022	$118,709,864

PONO CAPITAL TWO, INC.

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B common stock. The Company has not considered the effect of the Public Warrants (as defined in Note 3) and Placement Warrants (as defined in Note 4), to purchase an aggregate of 12,134,375 shares in the calculation of income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per share:

	For the period from March 11, 2022 (inception) through December 31, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$381,031	$171,782
Denominator:
Basic and diluted weighted average shares outstanding	5,951,288	2,683,051
Basic and diluted net income per share	$0.06	$0.06

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

NOTES TO FINANCIAL STATEMENTS

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations.

The warrants are not precluded from equity classification, and are accounted for as such on the date of issuance, and each balance sheet date thereafter.

PONO CAPITAL TWO, INC.

NOTES TO FINANCIAL STATEMENTS

Offering Costs

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — Expenses of Offering. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. The Company recorded offering costs as a reduction of temporary equity in connection with the warrants and shares.

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

PONO CAPITAL TWO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 17, 2022, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 2,875,000 shares of Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services during the 9-month period to complete a business combination. For the period from March 11, 2022 (inception) through December 31, 2022, $50,000 was paid to Mehana Capital LLC for these services.

Related Party Loans

In order to finance transaction costs in connection with the initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial business combination, the Company will repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial business combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial business combination. The Units would be identical to the Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022, the Company did not have any outstanding related party loans.

PONO CAPITAL TWO, INC.

NOTES TO FINANCIAL STATEMENTS

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

PONO CAPITAL TWO, INC.

NOTES TO FINANCIAL STATEMENTS

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

Right of First Refusal

For a period beginning on the closing of the Initial Public Offering and ending 12 months from the closing of a business combination, the Company has granted EF Hutton a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(3)(A)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement.

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022, there were 12,191,875 shares of Class A common stock issued and outstanding, including 11,500,000 shares of Class A common stock subject to possible redemption and classified as temporary equity. The remaining 691,875 shares are classified as permanent equity and are comprised of 634,375 shares included in the Placement Units and 57,500 Representative Shares.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding. Of the 2,875,000 shares of Class B common stock outstanding, up to 375,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On August 9, 2022, the underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

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

PONO CAPITAL TWO, INC.

NOTES TO FINANCIAL STATEMENTS

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

Warrants — As of December 31, 2022, there were 11,500,000 Public Warrants and 634,375 Placement Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial business combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of shares of Class A common stock. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

NOTES TO FINANCIAL STATEMENTS

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

In order to extend the period of time the Company has to consummate a business combination, the Sponsor or its affiliates or designees may, but are not obligated to, loan the Company up to $379,500 or $0.033 per unit. The Company may extend the period in which the Company must complete the initial business combination nine times, for an additional month (for a total of up to 18 months to complete the business combination). Such loans may be convertible into up to an additional 341,550 units, at a price of $10.00 per unit, and the Company will issue and deliver up to an aggregate of 341,550 warrants (the “Extension Warrants”).

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

NOTE 8. INCOME TAXES

The Company’s net deferred tax assets (liabilities) as of December 31, 2022 are as follows:

Deferred tax assets
Start-up costs	$80,230
Net operating loss carryforwards	—
Total deferred tax assets	80,230
Valuation allowance	(80,230)
Deferred tax assets, net of allowance	$—

PONO CAPITAL TWO, INC.

NOTES TO FINANCIAL STATEMENTS

The income tax provision for the year ended December 31, 2022 consists of the following:

Federal
Current	$248,508
Deferred	(80,230)

State
Current	—
Deferred	—
Change in valuation allowance	80,230
Income tax provision	$248,508

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2022 the change in the valuation allowance was $80,230.

A reconciliation of the federal income tax rate to the Company’s effective tax rate are as follows:

December 31, 2022
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	10.0%
Income tax provision	31.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the taxing authorities.

PONO CAPITAL TWO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$119,220,016	$119,220,016	$—	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than as described below.

On January 31, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Pono Two Merger Sub, Inc., a Delaware corporation incorporated in January 2023, and a wholly-owned subsidiary of the Company (“Merger Sub”), SBC Medical Group Holdings Incorporated, a Delaware corporation (“SBC”), Mehana Capital, LLC, in its capacity as Purchaser Representative, and Yoshiyuki Aikawa, in his capacity as Seller Representative.

Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into SBC, with SBC continuing as the surviving corporation. The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

As a condition to closing of the Business Combination, SBC will complete certain restructuring transactions pursuant to which SBC Medical Group Co., Ltd., a Japanese corporation (“SBC-Japan”) and certain related entities which carry on the business of SBC-Japan and such other related entities, will become subsidiaries of SBC.

As consideration for the Business Combination, the holders of SBC securities as of the closing of the Business Combination, collectively will be entitled to receive from the Company, in the aggregate, a number of the Company’s securities with an aggregate value equal to (a) $1,200,000,000, minus (b) the amount, if any, by which $3,000,000 exceeds SBC’s Net Working Capital, plus (c) the amount, if any, by which SBC’s Net Working Capital exceeds $3,000,000, minus (d) the aggregate amount of any outstanding indebtedness (minus cash held by SBC) of SBC at Closing, minus (e) specified transaction expenses of SBC associated with the Business Combination.

