Form 10-Q
period 2023-03-31
Pono Capital Two, Inc.
filed 2023-05-15
CIK 1930313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 5,489,624 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 1 share of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and for the period from March 11, 2022 (inception) through March 31, 2022	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the three months ended March 31, 2023 and for the period from March 11, 2022 (inception) through March 31, 2022	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and for the period from March 11, 2022 (inception) through March 31, 2022	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

Item 4.	CONTROLS AND PROCEDURES	28

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	29

Item 1A.	RISK FACTORS	29

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

Item 3.	DEFAULTS UPON SENIOR SECURITIES	29

Item 4.	MINE SAFETY DISCLOSURES	29

Item 5.	OTHER INFORMATION	29

Item 6.	EXHIBITS	30

SIGNATURES		31

PONO CAPITAL TWO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
Assets:
Current assets:
Cash	$217,348	$485,564
Prepaid expenses	250,341	236,625
Total Current Assets	467,689	722,189
Marketable securities held in Trust Account	120,358,888	119,220,016
Total Assets	$120,826,577	$119,942,205

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$76,611	$79,440
Accrued expenses	199,237	76,420
Franchise tax payable	50,000	161,644
Income tax payable	511,203	248,508
Total Current Liabilities	837,051	566,012
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	4,862,051	4,591,012

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.41 and $10.32 per share as of March 31, 2023 and December 31, 2022, respectively	119,697,685	118,709,864

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 691,875 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	69	69
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(3,733,516)	(3,359,028)
Total Stockholders’ Deficit	(3,733,159)	(3,358,671)
Total Liabilities and Stockholders’ Deficit	$120,826,577	$119,942,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL TWO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31, 2023	For the period from March 11, 2022 (inception) through March 31, 2022
Operating and formation costs	$374,488	$339
Franchise tax expense	13,959	—
Loss from Operations	(388,447)	(339)

Other Income:
Interest and dividend income on investments held in Trust Account	1,264,475	—
Income before income taxes	876,028	(339)
Income tax expense	(262,695)	—
Net income (loss)	$613,333	$(339)

Basic and diluted weighted average shares outstanding, Class A common stock	12,191,875	—
Basic and diluted net income (loss) per share, Class A common stock	$0.04	$(0.00)
Basic and diluted weighted average shares outstanding, Class B common stock	2,875,000	2,500,000
Basic and diluted net income (loss) per share, Class B common stock	$0.04	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL TWO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	691,875	$69	2,875,000	$288	$—	$(3,359,028)	$(3,358,671)
Accretion of Class A common stock subject to redemption to redemption amount	—	—	—	—	—	(987,821)	(987,821)
Net income	—	—	—	—	—	613,333	613,333
Balance at March 31, 2023	691,875	$69	2,875,000	$288	$—	$(3,733,516)	$(3,733,159)

FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 11, 2022 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(339)	(339)
Balance at March 31, 2022	—	$—	2,875,000	$288	$24,712	$(339)	$24,661

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The underwriters exercised their over-allotment option in full on August 9, 2022; thus, no shares of common stock remain subject to forfeiture as of August 9, 2022 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL TWO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31, 2023	For the period from March 11, 2022 (inception) through March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$613,333	$(339)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividend earned on marketable securities held in Trust Account	(1,264,475)
Changes in operating assets and liabilities:
Prepaid expenses	(13,716)	—
Accounts payable	(2,829)	—
Accrued expenses	122,817	—
Franchise tax payable	(111,644)	—
Income tax payable	262,695	—
Due to Sponsor	—	339
Net cash used in operating activities	(393,819)	—

Cash Flows from Investing Activities:
Proceeds from Trust Account to pay franchise taxes	125,603	—
Net cash provided by investing activities	125,603	—

Net Change in Cash	(268,216)	—
Cash - Beginning of period	485,564	—
Cash - End of period	$217,348	$—

Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A common stock subject to redemption to redemption amount	$987,821	$—
Receivable from the Sponsor for the issuance of founder shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from March 11, 2022 (inception) through March 31, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $6,637,645, consisting of $1,955,000 of cash underwriting fees, $4,025,000 of deferred underwriting fees and $67,275 of costs related to Representative Shares and $590,370 of other offering costs. In addition, at March 31, 2023, $217,348 of cash was held outside of the Trust Account and is available for working capital purposes.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Third Amended and Restated Certificate of Incorporation of the Company, the Company had until 9 months (or up to 18 months from the closing of the Initial Public Offering at the election of the Company pursuant to nine one month extensions subject to satisfaction of certain conditions, including the deposit of $379,500 ($0.033 per unit) for such one month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation) from the closing of the Initial Public Offering to consummate a business combination (the “Combination Period”). On May 8, 2023, the Company filed an amendment to the Third Amended and Restated Certificate of Incorporation of the Company (i) to extend the Combination Period from May 9, 2023 to February 9, 2024 for no additional amount to be paid by the Sponsor into the Trust Account and (ii) to provide for the right of a holder of Class B common stock to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder If the Company is unable to complete a business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern and Liquidity

As of March 31, 2023, the Company had $217,348 in cash held outside of the Trust Account, working capital surplus of $191,841 and accumulated deficit of $3,733,516. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. For the three months ended March 31, 2023 and for the period from March 11, 2022 (inception) through March 31, 2022, the Company had loss from operations of $388,447 and $339, respectively and net cash used in operating activities was $393,819 and $0, respectively. Management plans to address this uncertainty with the successful closing of the business combination. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering held outside of the Trust Account for paying existing accounts payable and consummating the Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed up to $1,500,000 Working Capital Loans (see Note 5) from time to time or at any time, there is no guarantee that the Company will receive such funds. In addition, the Company will have until February 9, 2024 to consummate a business combination. If a business combination is not consummated February 9, 2024, less than one year after the date these unaudited condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, along with the lack of liquidity, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2024. The Company intends to complete the initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by February 9, 2024.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a business combination, or the operations of a target business with which the Company ultimately consummates a business combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a business combination are not yet determinable. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Any redemption or other repurchase that occurs on or after January 1, 2023, in connection with a business combination, votes relating to certain amendments to the Company’s Amended and Restated Certificate of Incorporation or otherwise, may be subject to the Excise Tax. Whether and to what extent the Company would be subject to the Excise Tax in connection with a business combination, votes relating to certain amendments to the Company’s Amended and Restated Certificate of Incorporation or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. The mechanics of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to effect an extension of the time in which the Company must complete a business combination or complete a business combination.

Proposed Business Combination

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

The Merger Consideration otherwise payable to SBC stockholders at the Closing is subject to a number of shares of Pono Class A common stock equal to three percent (3.0%) of the Merger Consideration being placed in escrow with an escrow agent to be agreed by the parties, for post-closing adjustments (if any) to the Merger Consideration.

The Merger Consideration is subject to adjustment after the Closing based on confirmed amounts of the Closing Net Indebtedness, Net Working Capital and transaction expenses as of the Closing Date. If the adjustment is a negative adjustment in favor of Pono, the escrow agent shall distribute to Pono a number of shares of Pono Class A common stock with a value equal to the absolute value of the adjustment amount. If the adjustment is a positive adjustment in favor of SBC, Pono will issue to the SBC stockholders an additional number of shares of Pono Class A common stock with a value equal to the adjustment amount.

The Business Combination Agreement and related agreements are further described in the Company’s Current Report on Form 8-K filed with the SEC on February 2, 2023.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 9, 2023. The interim results for three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $120,358,888 and $119,220,016 in investments held in the Trust Account as of March 31, 2023 and December 31, 2022, respectively.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2023, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(2,978,500)
Issuance costs allocated to Class A common stock	(6,432,257)
Plus:
Accretion of Class A common stock subject to redemption to redemption amount	13,120,621
Class A common stock subject to possible redemption as of December 31, 2022	118,709,864
Plus:
Accretion of Class A common stock subject to redemption to redemption amount	987,821
Class A common stock subject to possible redemption as of March 31, 2023	$119,697,685

Income Taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B common stock. The Company has not considered the effect of the Public Warrants (as defined in Note 3) and Placement Warrants (as defined in Note 4), to purchase an aggregate of 12,134,375 shares in the calculation of income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share:

	For the three months ended March 31, 2023		For the period from March 11, 2022 (inception) through March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$496,299	$117,034	$—	$(339)
Denominator:
Basic and diluted weighted average shares outstanding	12,191,875	2,875,000	—	2,500,000
Basic and diluted net income (loss) per share	$0.04	$0.04	$—	$(0.00)

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Offering Costs

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-Expenses of Offering. Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that are directly related to the Initial Public Offering. The Company recorded offering costs as a reduction of temporary equity in connection with the warrants and shares.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 17, 2022, the Sponsor was issued 2,875,000 shares (the “Founder Shares”) of Class B common stock for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

The Sponsor has agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees as disclosed herein) until, with respect to any of the Class B common stock, the earlier of (i) six months after the date of the consummation of a business combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a business combination, with respect to the remaining any of the Class B common stock, upon six months after the date of the consummation of a business combination, or earlier, in each case, if, subsequent to a business combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property. On May 8, 2023, the Sponsor converted 2,874,999 Founder Shares of Class B common stock into 2,874,999 shares of Class A common stock, which shares include these same transfer restrictions.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services to complete a business combination. For the three months ended March 31, 2023 and for the period from March 11, 2022 (inception) through March 31, 2022 $30,000 and $0 were incurred and paid to Mehana Capital LLC for these services, respectively.

Due to Sponsor

Due to Sponsor consists of advances from the Sponsor to pay for offering costs and formation costs on behalf of the Company and are payable on demand. As of March 31, 2023 and March 31,2022, there were $0 and $339 due to Sponsor, respectively.

Related Party Loans

In order to finance transaction costs in connection with the initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial business combination, the Company will repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial business combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial business combination. The Units would be identical to the Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company did not have any outstanding related party loans.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Representative Shares

Upon closing of the Initial Public Offering, the Company issued 57,500 shares of Class A common stock to the underwriters. The underwriters have agreed not to transfer, assign or sell the Representative Shares until the completion of the initial business combination. In addition, the underwriters have agreed (i) to waive their redemption rights with respect to the Representative Shares in connection with the completion of the initial business combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to the Representative Shares if the Company fails to complete its initial business combination within 18 months from the closing of the Initial Public Offering.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 12,191,875 shares of Class A common stock issued and outstanding, including 11,500,000 shares of Class A common stock subject to possible redemption and classified as temporary equity. The remaining 691,875 shares are classified as permanent equity and are comprised of 634,375 shares included in the Placement Units and 57,500 Representative Shares.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding. Of the 2,875,000 shares of Class B common stock outstanding, up to 375,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On August 9, 2022, the underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

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

Warrants — As of March 31, 2023 and December 31, 2022, there were 11,500,000 Public Warrants and 634,375 Placement Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial business combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of shares of Class A common stock. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2023 and for the period from March 11, 2022 (inception) through March 31, 2022 was 30% and 0%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the Company recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2023 and for the period from March 11, 2022 (inception) through March 31, 2022. The Company believes that, at this time, the use of the discrete method for the three months ended March 31, 2023 and for the period from March 11, 2022 (inception) through March 31, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$120,358,888	$120,358,888	$—	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$119,220,016	$119,220,016	$—	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as discussed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 26, 2023, the Company entered into an amendment to the Merger Agreement (the “Amendment”) with the other parties thereto. Prior to the Amendment, the Merger Agreement provided that the 1,200,000 Sponsor Shares will be issued to the Sponsor on the date that is the earlier of (a) the six (6) month anniversary of the Closing or (b) the expiration of the “Founder Shares Lock-up Period” (as defined in the Company’s Insider Letter with the initial stockholders). Pursuant to the Amendment, the Sponsor in its sole discretion may direct the Company to issue all or a portion of the Sponsor Shares on an earlier or later date as it may determine, which date will not be earlier than the Closing. In addition, pursuant to the Amendment, the date by which (i) SBC will complete its agreed upon disclosure schedules, (ii) the Company will complete its due diligence review of SBC, and (iii) the parties to the Merger Agreement will agree upon any modifications or amendments to the Merger Agreement to the terms and conditions therein, among other related matters, was extended from April 28, 2023 to May 31, 2023. SBC also agreed to purchase, or to cause one of its Affiliates to purchase, equity in the Sponsor in an amount equal to $1,000,000, by way of a separate agreement. In the event that the parties failed to agree upon and execute the investment documents by May 5, 2023, then, for a period of two business days thereafter, either party could have terminated the Merger Agreement by providing written notice to the other party. In the event that the investment documents were agreed upon and executed by all parties by May 5, 2023, but SBC did not make payment for the investment on or before May 15, 2023, then, for a period of two business days thereafter, the Company could have terminated the Merger Agreement by providing written notice to SBC. As of the date of this Quarterly Report on Form 10-Q, the parties continue to negotiate the investment documents. Neither party provided notice of termination of the Merger Agreement within two business days as a result of failing to agree upon the investment documents by May 5, 2023.

On May 5, 2023, the Company held a special meeting of stockholders (the “Special Meeting”), and the chairman adjourned the Special Meeting to May 8, 2023. On May 8, 2023, the Company held the Special Meeting. During the Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (i) to extend the date by which the Company has to consummate a business combination from May 9, 2023 to February 9, 2024 for no additional amount to be paid by the Sponsor into the Trust Account and (ii) to provide for the right of a holder of Class B common stock to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Extension Amendment”). As approved by the stockholders of the Company, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on May 8, 2023. The Company’s stockholders elected to redeem an aggregate of 9,577,250 shares of Class A common stock of the Company in connection with the Special Meeting. Following such redemptions, the amount of funds remaining in the trust account is approximately $20.0 million.

In connection with the Special Meeting, the Company and the Sponsor entered into non-redemption agreements with certain unaffiliated stockholders owning, in the aggregate, 998,682 shares of the Company’s Class A common stock, pursuant to which such stockholders agreed, among other things, not to redeem or exercise any right to redeem such public shares in connection with the Extension Amendment. In connection with the non-redemption agreements, the Sponsor agreed to transfer to the stockholders that entered into such agreements Sponsor Shares upon the consummation of the Company’s initial business combination.

On May 8, 2023, the Sponsor converted 2,874,999 Founder Shares of Class B common stock into 2,874,999 shares of Class A common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Pono Capital Two, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mehana Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Pursuant to the Merger Agreement, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into SBC, with SBC continuing as the surviving corporation. The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.”

As a condition to closing of the Business Combination, SBC will complete certain restructuring transactions pursuant to which SBC Medical Group Co., Ltd., a Japanese corporation (“SBC-Japan”) and certain affiliated service companies, medical corporations, and other entities, which collectively carry on the business of SBC-Japan and such other related entities, will become subsidiaries of SBC.

As consideration for the Business Combination, the holders of SBC securities collectively will be entitled to receive from the Company, in the aggregate, a number of the Company’s securities with an aggregate value equal to (a) $1,200,000,000, minus (b) the amount, if any, by which $3,000,000 exceeds SBC’s Net Working Capital, plus (c) the amount, if any, by which SBC’s Net Working Capital exceeds $3,000,000, minus (d) the aggregate amount of any outstanding indebtedness (minus cash held by SBC) of SBC at Closing, minus (e) specified transaction expenses of SBC associated with the Business Combination.

On April 26, 2023, the Company entered into an amendment to the Merger Agreement (the “Amendment”) with the other parties thereto. Prior to the Amendment, the Merger Agreement provided that the 1,200,000 Sponsor Shares will be issued to the Sponsor on the date that is the earlier of (a) the six (6) month anniversary of the Closing or (b) the expiration of the “Founder Shares Lock-up Period” (as defined in the Company’s Insider Letter with the initial stockholders). Pursuant to the Amendment, the Sponsor in its sole discretion may direct the Company to issue all or a portion of the Sponsor Shares on an earlier or later date as it may determine, which date will not be earlier than the Closing. In addition, pursuant to the Amendment, the date by which (i) SBC will complete its agreed upon disclosure schedules, (ii) the Company will complete its due diligence review of SBC, and (iii) the parties to the Merger Agreement will agree upon any modifications or amendments to the Merger Agreement to the terms and conditions therein, among other related matters, was extended from April 28, 2023 to May 31, 2023. SBC also agreed to purchase, or to cause one of its Affiliates to purchase, equity in the Sponsor in an amount equal to $1,000,000, by way of a separate agreement. In the event that the parties failed to agree upon and execute the investment documents by May 5, 2023, then, for a period of two business days thereafter, either party could have terminated the Merger Agreement by providing written notice to the other party. In the event that the investment documents were agreed upon and executed by all parties by May 5, 2023, but SBC did not make payment for the investment on or before May 15, 2023, then, for a period of two business days thereafter, the Company could have terminated the Merger Agreement by providing written notice to SBC. As of the date of this Quarterly Report on Form 10-Q, the parties continue to negotiate the investment documents. Neither party provided notice of termination of the Merger Agreement within two business days as a result of failing to agree upon the investment documents by May 5, 2023.

On May 5, 2023, the Company held a special meeting of stockholders (the “Special Meeting”), and the chairman adjourned the Special Meeting to May 8, 2023. On May 8, 2023, the Company held the Special Meeting. During the Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (i) to extend the date by which the Company has to consummate a business combination from May 9, 2023 to February 9, 2024 for no additional amount to be paid by the Sponsor into the Trust Account, and (ii) to provide for the right of a holder of Class B common stock to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder. As approved by the stockholders of the Company, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on May 8, 2023. The Company’s stockholders elected to redeem an aggregate of 9,577,250 shares of Class A common stock of the Company in connection with the Special Meeting. Following such redemptions, the amount of funds remaining in the trust account is approximately $20.0 million.

In connection with the Special Meeting, the Company and the Sponsor entered into non-redemption agreements with certain unaffiliated stockholders owning, in the aggregate, 998,682 shares of the Company’s Class A common stock, pursuant to which such stockholders agreed, among other things, not to redeem or exercise any right to redeem such public shares in connection with the Extension Amendment. In connection with the non-redemption agreements, the Sponsor agreed to transfer to the stockholders that entered into such agreements Sponsor Shares upon the consummation of the Company’s initial business combination.

On May 8, 2023, the Sponsor converted 2,874,999 Founder Shares of Class B common stock into 2,874,999 shares of Class A common stock.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 11, 2022 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $613,333, which resulted from interest and dividend income on investments held in the Trust Account for $1,264,475, partially offset by operating and formation costs of $374,488, franchise tax expense of $13,959, and income tax expense of $262,695.

For the period from March 11, 2022 (inception) through March 31, 2022, we had net loss of $339 due solely to operating and formation costs.

Liquidity, Capital Resources, and Going Concern

For the three months ended March 31, 2023, net cash used in operating activities was $393,819, which was due to interest and dividends earned on marketable securities held in the Trust Account of $1,264,475, offset by net income of $613,333 and a change in operating assets and liabilities of $257,323.

For the period from March 11, 2022 (inception) through March 31, 2022, net cash used in operating activities was $0, which was due to net loss of $339, offset by a change in operating liabilities of $339.

For the three months ended March 31, 2023, net cash provided by investing activities was $125,603 which was primarily due to proceeds from the Trust Account to pay franchise taxes.

For the three months ended March 31, 2023, the Company did not have any financing activities.

The Company did not have any investing or financing activities for the period from March 11, 2022 (inception) through March 31, 2022.

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

As of March 31, 2023, the Company had $217,348 in cash held outside of the Trust Account, working capital surplus of $191,841 and accumulated deficit of $3,733,516. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. For the three months ended March 31, 2023 and for the period from March 11, 2022 (inception) through March 31, 2022, the Company had loss from operations of $388,447 and $339, respectively and net cash used in operating activities was $393,819 and $0, respectively. Management plans to address this uncertainty with the successful closing of the business combination. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering held outside of the Trust Account for paying existing accounts payable and consummating the Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed up to $1,500,000 Working Capital Loans (see Note 5) from time to time or at any time, there is no guarantee that the Company will receive such funds. In addition, the Company will have until February 9, 2024 to consummate a business combination. If a business combination is not consummated by February 9, 2024, less than one year after the date these unaudited condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, along with the lack of liquidity, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2024. The Company intends to complete the initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by February 9, 2024.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services to complete a business combination. For the three months ended March 31, 2023 and for the period from March 11, 2022 (inception) through March 31, 2022 $30,000 and $0 were incurred and paid to Mehana Capital LLC for these services, respectively.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B common stock. The Company has not considered the effect of the Public Warrants (as defined in Note 3) and Placement Warrants (as defined in Note 4), to purchase an aggregate of 12,134,375 shares in the calculation of income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2022, the registration statement for the Company’s Initial Public Offering was declared effective. On August 9, 2022, the Company consummated the Initial Public Offering of 11,500,000 units, (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), including 1,500,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $115,000,000, which is discussed in Note 3 to the financial statements included in this Quarterly Report on Form 10-Q.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 634,375 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Mehana Capital LLC (the “Sponsor”), including 63,000 Placement Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $6,343,750, which is described in Note 4 to the financial statements included in this Quarterly Report on Form 10-Q.

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

Transaction costs related to the issuances described above amounted to $6,637,645, consisting of $1,955,000 of cash underwriting fees, $4,025,000 of deferred underwriting fees and $67,275 of costs related to Representative Shares and $590,370 of other offering costs. In addition, at March 31, 2023, $217,348 of cash was held outside of the Trust Account and is available for working capital purposes.

For a description of the use of the proceeds generated in our IPO, see “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1 †	Agreement and Plan of Merger, dated January 31, 2023, by and among Pono, Merger Sub, SBC, the Purchaser Representative, and the Seller Representative (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on February 2, 2023).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated April 26, 2023, by and among Pono, Merger Sub, SBC, the Purchaser Representative, and the Seller Representative(incorporated by reference to Exhibit 2.2 filed with the Form 8-K filed by the Registrant on April 29, 2023).
3.1	Third Amended and Restated Certificate of Incorporation dated August 4, 2022 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on August 9, 2022).
3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, dated May 8, 2023 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on May 8, 2023).
3.3	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on June 14, 2022).
10.1	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 2, 2023).
10.2	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on February 2, 2023).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on February 2, 2023).
10.4	Purchaser Support Agreement (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on February 2, 2023).
10.5	Voting Agreement (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on February 2, 2023).
10.6	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on May 4, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished.

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

Pono Capital Two, Inc.

Date: May 15, 2023	By:	/s/ Darryl Nakamoto
	Name:	Darryl Nakamoto
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pono Capital Two, Inc.

Date: May 15, 2023	By:	/s/ Allison Van Orman
	Name:	Allison Van Orman
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

