Form 10-Q
period 2023-09-30
Pono Capital Two, Inc.
filed 2023-11-14
CIK 1930313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 5,489,624 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 1 share of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

		Page
PART 1 - CONSOLIDATED FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023, for the three months ended September 30, 2022, and for the period from March 11, 2022 (inception) through September 30, 2022	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the three and nine months ended September 30, 2023, for the three months ended September 30, 2022, and for the period from March 11, 2022 (inception) through September 30, 2022	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and for the period from March 11, 2022 (inception) through September 30, 2022	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

Item 4.	CONTROLS AND PROCEDURES	31

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	32

Item 1A.	RISK FACTORS	32

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

Item 3.	DEFAULTS UPON SENIOR SECURITIES	33

Item 4.	MINE SAFETY DISCLOSURES	33

Item 5.	OTHER INFORMATION	33

Item 6.	EXHIBITS	33

SIGNATURES		34

PONO CAPITAL TWO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$574,336	$485,564
Prepaid expenses	162,962	236,625
Income tax receivable	6,651	—
Total Current Assets	743,949	722,189
Marketable securities held in Trust Account	20,704,385	119,220,016
Total Assets	$21,448,334	$119,942,205

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$34,259	$79,440
Accrued expenses	353,533	76,420
Convertible Promissory Note	1,000,000	—
Franchise tax payable	57,644	161,644
Income tax payable	—	248,508
Excise tax payable	1,000,789	—
Total Current Liabilities	2,446,225	566,012
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	6,471,225	4,591,012

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 1,922,750 and 11,500,000 shares at redemption value of $10.69 and $10.32 per share as of September 30, 2023 and December 31, 2022, respectively	20,546,741	118,709,864

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,566,874[1] and 691,875 shares issued and outstanding (excluding 1,922,750 and 11,500,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	357	69
Class B common stock, $0.0001 par value; 10,000,000 shares authorized;1 and 2,875,000 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	288
Additional paid-in capital	—	—
Accumulated deficit	(5,569,989)	(3,359,028)
Total Stockholders’ Deficit	(5,569,632)	(3,358,671)
Total Liabilities and Stockholders’ Deficit	$21,448,334	$119,942,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

[1]	2,874,999 converted Class B shares are not subject to possible redemption

PONO CAPITAL TWO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the period from March 11, 2022 (inception) through September 30, 2022
Operating and formation costs	$282,917	$177,865	$1,088,247	$179,485
Franchise tax expense	40,444	125,753	96,935	125,753
Loss from Operations	(323,361)	(303,618)	(1,185,182)	(305,238)

Other Income:
Interest and dividend income on investments held in Trust Account	266,244	350,850	2,367,607	350,850
Income (loss) before income taxes	(57,117)	47,232	1,182,425	45,612
Income tax expense	(47,418)	(58,651)	(476,841)	(58,651)
Net income (loss)	$(104,535)	$(11,419)	$705,584	$(13,039)

Basic and diluted weighted average shares outstanding, Class A common stock	5,489,624	6,891,060	8,632,071	3,123,042
Basic and diluted net income (loss) per share, Class A common stock	$(0.02)	$(0.00)	$0.07	$(0.00)
Basic and diluted weighted average shares outstanding, Class B common stock	1	2,711,957	1,347,986	2,596,059
Basic and diluted net income (loss) per share, Class B common stock	$(0.02)	$(0.00)	$0.07	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL TWO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	691,875	$69	2,875,000	$288	$—	$(3,359,028)	$(3,358,671)
Accretion of Class A common stock subject to redemption to redemption amount	—	—	—	—	—	(987,821)	(987,821)
Net income	—	—	—	—	—	613,333	613,333
Balance at March 31, 2023	691,875	69	2,875,000	288	—	(3,733,516)	(3,733,159)
Shareholder non-redemption agreement	—	—	—	—	709,691	—	709,691
Shareholder non-redemption agreement	—	—	—	—	(709,691)	—	(709,691)
Conversion of Class B common stock to Class A common stock	2,874,999	288	(2,874,999)	(288)	—	—	—
Excise tax	—	—	—	—	—	(1,000,789)	(1,000,789)
Accretion of Class A common stock subject to redemption to redemption amount	—	—	—	—	—	(669,095)	(669,095)
Net income	—	—	—	—	—	196,786	196,786
Balance at June 30, 2023	3,566,874	$357	1	$—	$—	$(5,206,614)	$(5,206,257)
Accretion of Class A common stock subject to redemption to redemption amount	—	—	—	—	—	(258,840)	(258,840)
Net loss	—	—	—	—	—	(104,535)	(104,535)
Balance at September 30, 2023	3,566,874	$357	1	$—	$—	$(5,569,989)	$(5,569,632)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL TWO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022, AND FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 11, 2022 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(339)	(339)
Balance at March 31, 2022	—	—	2,875,000	288	24,712	(339)	24,661
Net loss	—	—	—	—	—	(1,281)	(1,281)
Balance at June 30, 2022	—	$—	2,875,000	$288	$24,712	$(1,620)	$23,380
Issuance of Placement Units	634,375	63	—	—	6,343,687	—	6,343,750
Issuance of Representative shares	57,500	6	—	—	67,269	—	67,275
Proceeds allocated to Public Warrants	—	—	—	—	2,978,500	—	2,978,500
Allocation of issuance costs	—	—	—	—	(205,388)	—	(205,388)
Accretion redemption value of Class A common stock	—	—	—	—	(9,208,780)	(3,143,423)	(12,352,203)
Net loss	—	—	—	—		(11,419)	(11,419)
Balance at September 30, 2022	691,875	$69	2,875,000	$288	$—	$(3,156,462)	(3,156,105)

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The underwriters exercised their over-allotment option in full on August 9, 2022; thus, no shares of common stock remain subject to forfeiture as of August 9, 2022 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL TWO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30, 2023	For the period from March 11, 2022 (inception) through September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$705,584	$(13,039)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividend earned on marketable securities held in Trust Account	(2,367,607)	(350,850)
Changes in operating assets and liabilities:
Prepaid expenses	73,663	(264,981)
Income tax receivable	(6,651)	—
Accounts payable	(45,181)	76,056
Accrued expenses	277,113	—
Franchise tax payable	(104,000)	125,753
Income tax payable	(248,508)	58,651
Net cash used in operating activities	(1,715,587)	(368,410)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(117,875,000)
Proceeds from Trust Account to pay taxes	804,359	—
Proceeds from Trust Account for payment to redeeming shareholders	100,078,879	—
Net cash provided by (used in) investing activities	100,883,238	(117,875,000)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note	1,000,000	—
Payment to redeeming shareholders	(100,078,879)	—
Proceeds from sale of private placement units		6,343,750
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discount paid		113,045,000
Proceeds from promissory note - related party	—	300,000
Repayment of Promissory note - related party		(300,000)
Advance from Sponsor for payment of formation costs	—	412
Repayment to Sponsor for payment of formation costs	—	(412)
Payment of offering costs	—	(590,370)
Net cash (used in) provided by financing activities	(99,078,879)	118,823,380

Net Change in Cash	88,772	579,970
Cash - Beginning of period	485,564	—
Cash - End of period	$574,336	$579,970

Supplemental disclosure of non-cash investing and financing activities:
Excise tax related to redemption of Class A common stock	$1,000,789	$—
Shareholder non-redemption agreement	$709,691	$—
Accretion of Class A common stock subject to redemption to redemption amount	$1,915,756	$12,352,203
Fair value of Representative Shares	$—	$67,275
Deferred underwriting fee payable	$—	$4,025,000
Supplemental cash flow information:
Cash paid for income and franchise taxes	$932,935	$—

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 11, 2022 (inception) through September 30, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”) and subsequent costs related to completing a business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $6,637,645, consisting of $1,955,000 of cash underwriting fees, $4,025,000 of deferred underwriting fees and $67,275 of costs related to Representative Shares and $590,370 of other offering costs. In addition, at September 30, 2023, $574,336 of cash was held outside of the Trust Account and is available for working capital purposes.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern and Liquidity

As of September 30, 2023, the Company had $574,336 in cash held outside of the Trust Account, working capital deficit, net of excise tax payable and franchise tax payable of $643,843 and accumulated deficit of $5,569,989. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. For the nine months ended September 30, 2023 the Company had loss from operations of $1,185,182 and net cash used in operating activities was $1,715,587. The Company’s liquidity needs to date have been further satisfied through a Convertible Promissory Note of $1,000,000 issued on May 26, 2023. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering held outside of the Trust Account for paying existing accounts payable and consummating the Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed up to $1,500,000 Working Capital Loans (see Note 5) from time to time or at any time, there is no guarantee that the Company will receive such funds. In addition, the Company will have until February 9, 2024 to consummate a business combination. If a business combination is not consummated February 9, 2024, less than one year after the date these unaudited condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, along with the lack of liquidity, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2024. The Company intends to complete the initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by February 9, 2024.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Consideration of IR Act Excise Tax

On May 8, 2023, the Company’s stockholders redeemed 9,577,250 Class A shares for a total of $100,078,879. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and determined that a contingent liability should be calculated and recorded. As of September 30, 2023, the Company recorded $1,000,789 of excise tax liability calculated as 1% of shares redeemed.

Proposed Business Combination

On January 31, 2023, the Company entered into an Agreement and Plan of Merger (as amended and restated on June 21, 2023, and as amended by the First Amendment to the Merger Agreement on September 8, 2023, the “Merger Agreement”), by and among the Company, Pono Two Merger Sub, Inc., a Delaware corporation incorporated in January 2023, and a wholly-owned subsidiary of the Company (“Merger Sub”), SBC Medical Group Holdings Incorporated, a Delaware corporation (“SBC”), Mehana Capital, LLC, in its capacity as Purchaser Representative, and Yoshiyuki Aikawa, in his capacity as Seller Representative.

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

As consideration for the Business Combination, the holders of SBC securities as of the closing of the Business Combination, collectively will be entitled to receive from the Company, in the aggregate, a number of the Company’s securities with an aggregate value equal to (a) $1,000,000,000, minus (b) the amount, if any, by which $3,000,000 exceeds SBC’s Net Working Capital, plus (c) the amount, if any, by which SBC’s Net Working Capital exceeds $3,000,000, minus (d) the aggregate amount of any outstanding indebtedness (minus cash held by SBC) of SBC at Closing, minus (e) specified transaction expenses of SBC associated with the Business Combination.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 26, 2023, the Company entered into an amendment to the Merger Agreement (the “Amendment”) with the other parties thereto. Prior to the Amendment, the Merger Agreement provided that the 1,200,000 newly issued shares of Class A Common Stock (“Sponsor Shares”) will be issued to the Sponsor on the date that is the earlier of (a) the six (6) month anniversary of the Closing or (b) the expiration of the “Founder Shares Lock-up Period” (as defined in the Company’s Insider Letter with the initial stockholders). Pursuant to the Amendment, the Sponsor in its sole discretion may direct the Company to issue all or a portion of the Sponsor Shares on an earlier or later date as it may determine, which date will not be earlier than the Closing. In addition, pursuant to the Amendment, the date by which (i) SBC will complete its agreed upon disclosure schedules, (ii) the Company will complete its due diligence review of SBC, and (iii) the parties to the Merger Agreement will agree upon any modifications or amendments to the Merger Agreement to the terms and conditions therein, among other related matters, was extended from April 28, 2023 to May 31, 2023. SBC also agreed to purchase, or to cause one of its Affiliates to purchase, equity in the Sponsor in an amount equal to $1,000,000, by way of a separate agreement. In the event that the parties failed to agree upon and execute the investment documents by May 5, 2023, then, for a period of two business days thereafter, either party could have terminated the Merger Agreement by providing written notice to the other party. In the event that the investment documents were agreed upon and executed by all parties by May 5, 2023, but SBC did not make payment for the investment on or before May 15, 2023, then, for a period of two business days thereafter, the Company could have terminated the Merger Agreement by providing written notice to SBC. As of the date of this Quarterly Report on Form 10-Q, the parties continue to negotiate the investment documents. Neither party provided notice of termination of the Merger Agreement within two business days as a result of failing to agree upon the investment documents by May 5, 2023.

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

The A&R Merger Agreement revised the target companies to be directly or indirectly purchased by the Company following a restructuring of SBC’s corporate structure, to include only the Service Companies and Other Entities, and to no longer include the direct or indirect purchase of SBC’s Medical Corporations, and as a result, removed other references to the Medical Corporations, including the related representations and warranties, among others. Pursuant to the A&R Merger Agreement, the parties agreed that, following the date of the A&R Merger Agreement, SBC used its commercially reasonable efforts to complete its disclosure schedules and delivered them to the Company by August 31, 2023. Upon delivery of the disclosure schedules to the Company, the disclosure schedules were deemed to modify and supplement SBC’s representations and warranties set forth in the A&R Merger Agreement. The A&R Merger Agreement also extended the date by which the Closing shall occur from September 30, 2023 (subject to extension) to December 31, 2023. Pursuant to the A&R Merger Agreement, the parties also agreed that any future expenses incurred in connection with the extension of the time by which the Company must complete its initial business combination shall be borne entirely by the Company, which replaces and supersedes the prior requirement under the Original Agreement for the Company and SBC to share such expenses equally. See the Current Report on Form 8-K filed by the Company with the SEC on June 22, 2023 for additional details.

On September 8, 2023, the Company entered into the First Amendment to the A&R Merger Agreement (the “Amendment”) with the parties thereto. Prior to the Amendment, the A&R Merger Agreement provided for the holders of SBC securities collectively to be entitled to receive from the Company, in the aggregate, a number of the Company’s securities with an aggregate value equal to (the “Merger Consideration”) (a) $1,200,000,000, minus (b) the amount, if any, by which $3,000,000 exceeds SBC’s Net Working Capital, plus (c) the amount, if any, by which SBC’s Net Working Capital exceeds $3,000,000, minus (d) the aggregate amount of any outstanding indebtedness (minus cash held by SBC) of SBC at Closing, minus (e) specified transaction expenses of SBC associated with the Business Combination. Pursuant to the Amendment, the $1,200,000,000 amount in the Merger Consideration calculation above was reduced to $1,000,000,000.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 9, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the period ending December 31, 2023 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $20,704,385 and $119,220,016 in investments held in the Trust Account as of September 30, 2023 and December 31, 2022, respectively.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(2,978,500)
Issuance costs allocated to Class A common stock	(6,432,257)
Plus:
Accretion of Class A common stock subject to redemption to redemption amount	13,120,621
Class A common stock subject to possible redemption as of December 31, 2022	118,709,864
Plus:
Accretion of Class A common stock subject to redemption to redemption amount	987,821
Class A common stock subject to possible redemption as of March 31, 2023	119,697,685
Plus:
Redemption of Class A common stock subject to redemption	(100,078,879)
Accretion of Class A common stock subject to redemption to redemption amount	669,095
Class A common stock subject to possible redemption as of June 30, 2023	20,287,901
Plus:
Accretion of Class A common stock subject to redemption to redemption amount	258,840
Class A common stock subject to possible redemption as of September 30, 2023	$20,546,741

Income Taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share:

	For the three months ended September 30, 2023		For the three months ended September 30, 2022		For the nine months ended September 30, 2023		For the period from March 11, 2022 (inception) through September 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(104,535)	$—	$(8,194)	$(3,225)	$610,282	$95,302	$(7,120)	$(5,919)
Denominator:
Basic and diluted weighted average shares outstanding	5,489,624	1	6,891,060	2,711,957	8,632,071	1,347,986	3,123,042	2,596,059
Basic and diluted net income (loss) per share	$(0.02)	$(0.02)	$(0.00)	$(0.00)	$0.07	$0.07	$(0.00)	$(0.00)

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services to complete a business combination. For the three and nine months ended September 30, 2023, $30,000 and $90,000 were incurred and paid to Mehana Capital LLC for these services, respectively. For the three months ended September 30, 2022, and the period from March 11, 2022 (inception) through September 30, 2022, $20,000 was incurred and paid to Mehana Capital LLC for these services.

Convertible Promissory Note

On May 26, 2023, the Company entered into a Convertible Promissory Note with SBC, pursuant to which SBC agreed to loan the Company an aggregate principal of $1,000,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and is due and payable upon the earlier to occur of (i) the first business day following the consummation of the Company’s initial Business Combination and (ii) May 17, 2024, unless accelerated upon the occurrence of an event of default. There is an outstanding balance of $1,000,000 for this SBC loan as of September 30, 2023. The Convertible Promissory Note will automatically convert into Class A Common Stock at one share for each $10 in outstanding principal amount. As of September 30, 2023 and December 31, 2022, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $1,000,000 and $0, respectively.

Related Party Loans

In order to finance transaction costs in connection with the initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial business combination, the Company will repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial business combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial business combination. The Units would be identical to the Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company did not have any outstanding related party loans other than the Convertible Promissory Note referenced above.

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

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 5,489,624 and 12,191,875 shares of Class A common stock issued and outstanding, including 1,922,750 and 11,500,000 shares of Class A common stock subject to possible redemption and classified as temporary equity. As of September 30, 2023 and December 31, 2022, the remaining 3,566,874 and 691,875 shares are classified as permanent equity and are comprised of 2,874,999 shares that were converted from Class B common stock into Class A common stock, 634,375 shares included in the Placement Units and 57,500 Representative Shares.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 1 and 2,875,000 shares of Class B common stock issued and outstanding, respectively. Of the 2,875,000 shares of Class B common stock outstanding as of December 31, 2022, up to 375,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On August 9, 2022, the underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

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

On May 8, 2023, the Sponsor converted 2,874,999 Founder Shares of Class B common stock into 2,874,999 shares of Class A common stock.

Warrants — As of September 30, 2023 and December 31, 2022, there were 11,500,000 Public Warrants and 634,375 Placement Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial business combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of shares of Class A common stock. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial business combination or earlier upon redemption or liquidation.

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

NOTE 8. INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 83% and 40%, respectively. The Company’s effective tax rate for both the three months ended September 30, 2022 and for the period from March 11, 2022 (inception) through September 30, 2022 was 124% and 129%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the Company recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2023 and for the three months ended September 30, 2022 and for the period from March 11, 2022 (inception) through September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2023 and for the three months ended September 30, 2022 and for the period from March 11, 2022 (inception) through September 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$20,704,385	$20,704,385	$—	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$119,220,016	$119,220,016	$—	$—

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

On October 26, 2023, the Company entered into the Second Amendment to the Merger Agreement (the “Amendment”) with the parties thereto. Prior to the Amendment, the Company’s board of directors as of the Closing was to be designated as follows: (i) three persons designated prior to the Closing by SBC, two of whom must qualify as independent directors; (ii) one person designated prior to the Closing by the Company; and (iii) one person mutually agreed upon and designated prior to the Closing by the Company and SBC, who must qualify as an independent director. Following the Amendment, the Company’s board of directors as of the Closing will be designated as follows: (i) three persons designated prior to the Closing by SBC, at least one of whom must qualify as an independent director; (ii) one person designated prior to the Closing by the Company, who must qualify as an independent director; and (iii) one person mutually agreed upon and designated prior to the Closing by the Company and SBC, who must qualify as an independent director.

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

On January 31, 2023, the Company entered into an Agreement and Plan of Merger (as amended and restated on June 21, 2023, and as amended by the First Amendment to the Merger Agreement on September 8, 2023, (the “Merger Agreement”), by and among the Company, Pono Two Merger Sub, Inc., a Delaware corporation incorporated in January 2023, and a wholly-owned subsidiary of the Company (“Merger Sub”), SBC Medical Group Holdings Incorporated, a Delaware corporation (“SBC”), Mehana Capital, LLC, in its capacity as Purchaser Representative, and Yoshiyuki Aikawa, in his personal capacity and his capacity as Seller Representative.

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

As consideration for the Business Combination, the holders of SBC securities collectively will be entitled to receive from the Company, in the aggregate, a number of the Company’s securities with an aggregate value equal to (a) $1,000,000,000, minus (b) the amount, if any, by which $3,000,000 exceeds SBC’s Net Working Capital, plus (c) the amount, if any, by which SBC’s Net Working Capital exceeds $3,000,000, minus (d) the aggregate amount of any outstanding indebtedness (minus cash held by SBC) of SBC at Closing, minus (e) specified transaction expenses of SBC associated with the Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 11, 2022 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net loss of $104,535, which resulted from operating and formation costs of $282,917, franchise tax expense of $40,444, and income tax expense of $47,418, partially offset by interest and dividend income on investments held in the Trust Account for $266,244.

For the nine months ended September 30, 2023, we had net income of $705,584, which resulted from interest and dividend income on investments held in the Trust Account for $2,367,607, partially offset by operating and formation costs of $1,088,247, franchise tax expense of $96,935, and income tax expense of $476,841.

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

Liquidity, Capital Resources, and Going Concern

For the nine months ended September 30, 2023, net cash used in operating activities was $1,715,587, which was due to interest and dividends earned on marketable securities held in the Trust Account of $2,367,607, offset by net income of $705,584, and a change in operating assets and liabilities of $53,564.

For the period from March 11, 2022 (inception) through September 30, 2022, net cash used in operating activities was $368,410, which was due to interest earned on marketable securities held in the Trust Account of $350,850, net loss of $13,039, and a change in operating assets and liabilities of $4,521.

For the nine months ended September 30, 2023, net cash provided by investing activities was $100,883,238, which was primarily due to proceeds from the Trust Account for payment to redeeming shareholders of $100,078,879, proceeds from the Trust Account to pay franchise taxes of $804,359.

For the period from March 11, 2022 (inception) through September 30, 2022, net cash used in investing activities was $117,875,000 which was entirely due to the investment of cash in the Trust Account.

For the nine months ended September 30, 2023, net cash used in financing activities was $99,078,879, which was due to payment to redeeming shareholders of $100,078,879, partially offset by proceeds from convertible promissory note of $1,000,000.

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

As of September 30, 2023, the Company had $574,336 in cash held outside of the Trust Account, working capital deficit, net of excise tax payable and franchise tax payable of $643,843 and accumulated deficit of $5,569,989. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. For the nine months ended September 30, 2023 the Company had loss from operations of $1,185,182 and net cash used in operating activities was $1,715,587. The Company has further satisfied liquidity needs through a Convertible Promissory Note of $1,000,000. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering held outside of the Trust Account for paying existing accounts payable and consummating the Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed up to $1,500,000 Working Capital Loans (see Note 5) from time to time or at any time, there is no guarantee that the Company will receive such funds. In addition, the Company will have until February 9, 2024 to consummate a business combination. If a business combination is not consummated by February 9, 2024, less than one year after the date these unaudited condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, along with the lack of liquidity, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2024. The Company intends to complete the initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by February 9, 2024.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services to complete a business combination. For the three and nine months ended September 30, 2023, 30,000, $90,000 were incurred and paid to Mehana Capital LLC for these services, respectively. For the three months ended September 30, 2022, and for the period from March 11, 2022 (inception) through September 30, 2022, $20,000 was paid to Mehana Capital LLC for these services.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Transaction costs related to the issuances described above amounted to $6,637,645, consisting of $1,955,000 of cash underwriting fees, $4,025,000 of deferred underwriting fees and $67,275 of costs related to Representative Shares and $590,370 of other offering costs. In addition, at September 30, 2023, $574,336 of cash was held outside of the Trust Account and is available for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1 †	Amended and Restated Agreement and Plan of Merger, dated June 21, 2023, by and among Pono, Merger Sub, SBC, Yoshiyuki Aikawa, and the Seller Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2023)..
2.2

Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated September 8, 2023, by and among Pono, Merger Sub, SBC, Yoshiyuki Aikawa, and the Seller Representative. (incorporated by reference to Exhibit 2.2 filed with the Form 8-K filed by the Registrant on September 11, 2023).

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

Pono Capital Two, Inc.

Date: November 13, 2023	By:	/s/ Darryl Nakamoto
	Name:	Darryl Nakamoto
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pono Capital Two, Inc.

Date: November 13, 2023	By:	/s/ Allison Van Orman
	Name:	Allison Van Orman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

