Form 10-K
period 2023-12-31
Pono Capital Two, Inc.
filed 2024-03-19
CIK 1930313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19,785,098.

As of March 18, 2024, there were 5,216,290 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 1 share of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PONO CAPITAL TWO, INC.

Annual Report on Form 10-K for the Period Ended December 31, 2023

CERTAIN TERMS

References to “the Company,” “Pono,” “our,” “us” or “we” refer to Pono Capital Two, Inc., a blank check company incorporated in Delaware on March 11, 2022. References to our “Sponsor” refer to Mehana Capital LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of Pono Capital Two, Inc., which closed on August 9, 2022.

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

On May 5, 2023, we held a special meeting of stockholders (the “Special Meeting”), and the chairman adjourned the Special Meeting to May 8, 2023. On May 8, 2023, we held the Special Meeting. During the Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (the “Extension Amendment” (i) to extend the date by which the Company has to consummate a business combination from May 9, 2023 to February 9, 2024 for no additional amount to be paid by the Sponsor into the Trust Account, and (ii) to provide for the right of a holder of Class B common stock to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder. As approved by the stockholders of the Company, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on May 8, 2023. The Company’s stockholders elected to redeem an aggregate of 9,577,250 shares of Class A common stock of the Company in connection with the Special Meeting. Following such redemptions, the amount of funds remaining in the Trust Account is approximately $20 million.

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

On May 8, 2023, the Sponsor converted 2,874,999 Founder Shares of Class B common stock into 2,874,999 shares of Class A common stock.

On February 5, 2024, the Company held another special meeting of stockholders (the “Second Special Meeting”). During the Second Special Meeting, stockholders approved another amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination (the “Combination Period”) from February 9, 2024 to November 9, 2024 for no additional amount to be paid by the Sponsor into the Trust Account. As approved by the stockholders of the Company, the Company filed another amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on February 5, 2024. The Company’s stockholders elected to redeem an aggregate of 273,334 shares of Class A common stock of the Company in connection with the Second Special Meeting. Following such redemptions, the amount of funds remaining in the trust account is approximately $17.9 million.

In connection with the Second Special Meeting, the Company entered into a non-redemption agreement with an unaffiliated investor (the “Holder”) which agreed to acquire from public stockholders of the Company 1,500,000 to 1,700,000 shares of Class A common stock in the open market, at a prices no higher than the redemption price per share payable to stockholders who exercise redemption rights in connection with the stockholder vote to approve the Company’s proposed business combination with SBC (as defined below), prior to the Second Special Meeting and to agree to waive its redemption rights and hold the shares until after the closing of the business combination. In consideration of the Holder’s agreement to waive its redemption rights with respect to the shares, and subject to (i) the Holder acquiring 1,500,000 to 1,700,000 shares of Class A common stock in the open market, and (ii) Holder’s satisfaction of its other obligations under the non-redemption agreement, the Company, on the closing date of the business combination, provided that Holder has continued to hold the Holder’s shares through the closing date, SBC and Yoshiyuki Aikawa, the chief executive officer of SBC, shall cause to be issued or transferred to Holder a number of shares of Class A common stock held by Dr. Aikawa (the “Incentive Shares”), which will equal one (1) Incentive Share for each public share purchased in the open market pursuant to the non-redemption agreement that is continuously owned by Holder until the closing date of the business combination. This non-redemption agreement terminates on the earliest to occur of (i) the closing date of the business combination, (ii) the termination of the related business combination agreement, or (iii) April 30, 2024 (the “Clearance Date”) if the Company has not cleared all SEC comments to its proxy statement in connection with the business combination by that date. On March 15, 2024, the parties to the non-redemption agreement entered into an amendment to the non-redemption agreement to extend the Clearance Date to June 30, 2024, and to agree to close the business combination on or before August 31, 2024.

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

On April 26, 2023, the parties entered into an amendment to the Merger Agreement. Our board approved the amendment on April 25, 2023. Pursuant to the Amendment, the Sponsor in its sole discretion may direct Pono to issue all or a portion of the Sponsor Shares on an earlier or later date as it may determine, which date will not be earlier than the Closing. In addition, pursuant to the Amendment, the date by which (i) SBC will complete its agreed upon disclosure schedules, (ii) Pono will complete its due diligence review of SBC, and (iii) the parties to the Merger Agreement will agree upon any modifications or amendments to the Merger Agreement to the terms and conditions therein, among other related matters, was extended from April 28, 2023 to May 31, 2023. SBC also agreed to purchase, or to cause one of its Affiliates to purchase, equity in the Sponsor in an amount equal to $1,000,000, by way of a separate agreement to be entered into on or before May 5, 2023.

On May 18, 2023, the parties entered into a Note Purchase Agreement pursuant to which the parties have agreed that Pono will issue and sell to SBC a convertible promissory note of $1,000,000 in aggregate principal amount which note is convertible into shares of Class A Common Stock, par value $0.0001 per share of Pono.

On May 26, 2023, the closing date of the purchase and sale of the Note, SBC delivered the Note reflecting the Principal Amount and SBC deposited $1,000,000 by wire transfer into the specified Company account. The Note does not bear interest (unless otherwise required by applicable law, in which event interest will accrue at the minimum rate required by applicable law) and the principal amount may be prepaid at any time.

On May 30, 2023, the parties entered into Amendment No. 2 to the Merger Agreement. Our board approved the amendment on May 23, 2023. The amendment extended the time for (i) SBC to deliver disclosure schedules, (ii) Pono to complete its due diligence review of SBC and (iii) the parties to agree upon a modifications or amendments to the Merger Agreement to the terms and conditions therein until June 15, 2023.

On June 15, 2023, the parties entered into Amendment No. 3 to the Merger Agreement. Our board approved the amendment on June 15, 2023. The amendment further extended the time for (i) SBC to deliver disclosure schedules, (ii) Pono to complete its due diligence review of SBC and (iii) the parties to agree upon a modifications or amendments to the Merger Agreement to the terms and conditions therein until June 22, 2023.

On June 21, 2023, the parties entered into an Amended and Restated Agreement and Plan of Merger (“A&R Merger Agreement”). Our board approved the A&R Merger Agreement on June 15, 2023. The A&R Merger Agreement revised the target companies to be directly or indirectly purchased by Pono following a restructuring of SBC’s corporate structure, to include only the Service Companies and certain other entities, and to no longer include the direct or indirect purchase of Medical Corporations, and as a result, removed other references to the Medical Corporations, including the related representations and warranties, among others. The Medical Corporations were removed for Japanese regulatory reasons under the Japanese Medical Care Act. Based on the provisions of the Japanese Medical Care Act, in essence, medical corporations are considered not-for-profit organizations with a benevolent purpose of serving human-kind and cannot be controlled by for-profit entities. More specifically, the Medical Corporations, even though considered related parties, are independent business operators and, the Company does not exercise control over the day-to-day operations of their clinics (except to the extent governed by our management services contracts). The removal of the Medical Corporations from the A&R Merger Agreement required a reduction of the valuation. As a result, the schedule was delayed by approximately two months. Other than the reduction of the valuation and delay, the overall transaction was not affected by this removal. The A&R Merger Agreement also extended the date by which the disclosures schedules were to be delivered to August 31, 2023 and extended the date by which the Closing shall occur from September 30, 2023 to December 31, 2023. Pursuant to the A&R Merger Agreement, the parties also agreed that any future expenses incurred in connection with the extension of the time by which Pono must complete its initial business combination shall be borne entirely by Pono, which replaces and supersedes the prior requirement under the Original Agreement for Pono and SBC to share such expenses equally.

On September 8, 2023, the parties entered into the First Amendment to the A&R Merger Agreement, which provided for the holders of SBC securities collectively to be entitled to receive from Pono as Merger consideration, in the aggregate, a number of Pono securities with an aggregate value equal to (a) $1,000,000,000, minus (b) the amount, if any, by which $3,000,000 exceeds SBC’s Net Working Capital, plus (c) the amount, if any, by which SBC’s Net Working Capital exceeds $3,000,000, minus (d) the aggregate amount of any outstanding indebtedness (minus cash held by SBC) of SBC at Closing, minus (e) specified transaction expenses of SBC associated with the Business Combination. Our board approved the amendment on September 7, 2023.

On October 26, 2023, the parties entered into the Second Amendment to the A&R Merger Agreement (the “Second Amendment”) with the parties thereto. Prior to the Second Amendment, the Company’s board of directors as of the Closing was to be designated as follows: (i) three persons designated prior to the Closing by SBC, two of whom must qualify as independent directors; (ii) one person designated prior to the Closing by the Company; and (iii) one person mutually agreed upon and designated prior to the Closing by the Company and SBC, who must qualify as an independent director. Following the Second Amendment, the Company’s board of directors as of the Closing will be designated as follows: (i) three persons designated prior to the Closing by SBC, at least one of whom must qualify as an independent director; (ii) one person designated prior to the Closing by the Company, who must qualify as an independent director; and (iii) one person mutually agreed upon and designated prior to the Closing by the Company and SBC, who must qualify as an independent director.

On December 28, 2023, the parties entered into the Third Amendment to the A&R Merger Agreement (the “Third Amendment”) with the parties thereto. The Third Amendment was entered into solely to extend the Outside Date (as defined in the A&R Merger Agreement) from December 31, 2023 to March 31, 2024.

On February 27, 2024, the Company and SBC entered into an Amendment to the Note Purchase Agreement (the “Amended Note Purchase Agreement”), which increased the purchase price of the Note from $1,000,000 to $2,700,000.

Please see the Current Reports on Form 8-K we filed with the SEC on February 2, 2023, June 22, 2023, September 11, 2023, October 26, 2023, December 29, 2023, and March 1, 2024 for additional information.

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

For additional discussion of the general development of our business, see our final prospectus on Form 424B4, filed with the SEC on August 8, 2022.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders of Record

As of March 18, 2024, there were 5,216,290 shares of the registrant’s Class A common stock issued and outstanding held by approximately five stockholders of record, and 1 share of the registrant’s Class B common stock issued and outstanding held by approximately one stockholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

References in this report (the “Annual Report”) to “we,” “us,” “Pono,” or the “Company” refer to Pono Capital Two, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mehana Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” elsewhere in this report for a description of these risks and uncertainties.

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

On May 8, 2023, the Sponsor converted 2,874,999 Founder Shares of Class B common stock into 2,874,999 shares of Class A common stock.

On September 8, 2023, Pono entered into the First Amendment to the A&R Merger Agreement (the “Amendment”) with the parties thereto. Prior to the Amendment, the A&R Merger Agreement provided for the holders of SBC securities collectively to be entitled to receive from Pono, in the aggregate, a number of Pono securities with an aggregate value equal to (the “Merger Consideration”) (a) $1,200,000,000, minus (b) the amount, if any, by which $3,000,000 exceeds SBC’s Net Working Capital, plus (c) the amount, if any, by which SBC’s Net Working Capital exceeds $3,000,000, minus (d) the aggregate amount of any outstanding indebtedness (minus cash held by SBC) of SBC at Closing, minus (e) specified transaction expenses of SBC associated with the Business Combination. Pursuant to the Amendment, the $1,200,000,000 amount in the Merger Consideration calculation above was reduced to $1,000,000,000.

On October 26, 2023, the parties entered into the Second Amendment to the A&R Merger Agreement (the “Second Amendment”) with the parties thereto. Prior to the Second Amendment, the Company’s board of directors as of the Closing was to be designated as follows: (i) three persons designated prior to the Closing by SBC, two of whom must qualify as independent directors; (ii) one person designated prior to the Closing by the Company; and (iii) one person mutually agreed upon and designated prior to the Closing by the Company and SBC, who must qualify as an independent director. Following the Second Amendment, the Company’s board of directors as of the Closing will be designated as follows: (i) three persons designated prior to the Closing by SBC, at least one of whom must qualify as an independent director; (ii) one person designated prior to the Closing by the Company, who must qualify as an independent director; and (iii) one person mutually agreed upon and designated prior to the Closing by the Company and SBC, who must qualify as an independent director.

On December 28, 2023, the parties entered into the Third Amendment to the A&R Merger Agreement (the “Third Amendment”) with the parties thereto. The Third Amendment was entered into solely to extend the Outside Date (as defined in the A&R Merger Agreement) from December 31, 2023 to March 31, 2024.

On February 5, 2024, the Company held another special meeting of stockholders (the “Second Special Meeting”). During the Second Special Meeting, stockholders approved another amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination (the “Combination Period”) from February 9, 2024 to November 9, 2024 for no additional amount to be paid by the Sponsor into the Trust Account. As approved by the stockholders of the Company, the Company filed another amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on February 5, 2024. The Company’s stockholders elected to redeem an aggregate of 273,334 shares of Class A common stock of the Company in connection with the Second Special Meeting. Following such redemptions, the amount of funds remaining in the trust account is approximately $17.9 million.

In connection with the Second Special Meeting, we entered into a non-redemption agreement with an unaffiliated investor (the “Holder”) which agreed to acquire from public stockholders of the Company 1,500,000 to 1,700,000 shares of Class A common stock in the open market, at a prices no higher than the redemption price per share payable to stockholders who exercise redemption rights in connection with the stockholder vote to approve the Company’s proposed business combination with SBC, prior to the Second Special Meeting and to agree to waive its redemption rights and hold the shares until after the closing of the business combination. In consideration of the Holder’s agreement to waive its redemption rights with respect to the shares, and subject to (i) the Holder acquiring 1,500,000 to 1,700,000 shares of Class A common stock in the open market, and (ii) Holder’s satisfaction of its other obligations under the non-redemption agreement, the Company, on the closing date of the business combination, provided that Holder has continued to hold the Holder’s shares through the closing date, SBC and Yoshiyuki Aikawa, the chief executive officer of SBC, shall cause to be issued or transferred to Holder a number of shares of Class A common stock held by Dr. Aikawa (the “Incentive Shares”), which will equal one (1) Incentive Share for each public share purchased in the open market pursuant to the non-redemption agreement that is continuously owned by Holder until the closing date of the business combination. This non-redemption agreement terminates on the earliest to occur of (i) the closing date of the business combination, (ii) the termination of the related business combination agreement, or (iii) April 30, 2024 (the “Clearance Date”) if the Company has not cleared all SEC comments to its proxy statement in connection with the business combination by that date. On March 15, 2024, the parties to the non-redemption agreement entered into an amendment to the non-redemption agreement to extend the Clearance Date to June 30, 2024, and to agree to close the business combination on or before August 31, 2024.

Issuance of Convertible Promissory Note

On May 18, 2023, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with SBC. On May 26, 2023, we issued and sold to SBC a convertible promissory note (the “Note”) of $1,000,000 in aggregate principal amount (the “Principal Amount”). The Note is convertible into shares of our Class A common stock. On May 26, 2023, the closing date of the purchase and sale of the Note, SBC delivered the Note reflecting the Principal Amount and SBC deposited $1,000,000 by wire transfer into a specified Company. The Note does not bear interest (unless otherwise required by applicable law, in which event interest will accrue at the minimum rate required by applicable law) and the Principal Amount may be prepaid at any time. On February 27, 2024, we entered into an Amendment to the Note Purchase Agreement (the “Amended Note Purchase Agreement”) with SBC, which increased the purchase price of the Note from $1,000,000 to $2,700,000.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 11, 2022 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $339,767, which resulted from interest and dividend income on investments held in the Trust Account of $2,641,407, partially offset by operating and formation costs of $1,635,452, franchise tax expense of $137,379, and income tax expense of $528,809.

For the period from March 11, 2022 (inception) through December 31, 2022, we had net income of $552,813, which resulted from operating and formation costs of $382,051, income tax expenses of $248,508 and franchise tax expenses of $161,644, partially offset by interest and dividend income on investments held in the Trust Account for $1,345,016.

Liquidity, Capital Resources, and Going Concern

For the year ended December 31, 2023, net cash used in operating activities was $2,132,921, which was due to interest and dividends earned on marketable securities held in the Trust Account of $2,641,407, offset by net income of $339,767, and a change in operating assets and liabilities of $168,719.

For the period from March 11, 2022 (inception) through December 31, 2022, net cash used in operating activities was $462,816, which was due to interest earned on marketable securities held in the Trust Account of $1,345,016, offset by net income of $552,813 and a change in operating assets and liabilities of $329,387.

For the year ended December 31, 2023, net cash provided by investing activities was $101,010,630, which was due to proceeds from the Trust Account for payment to redeeming shareholders of $100,078,879, proceeds from the Trust Account to pay franchise taxes of $931,751.

For the period from March 11, 2022 (inception) through December 31, 2022 net cash used in investing activities was $117,875,000 which was due to the investment of cash in the Trust Account.

For the year ended December 31, 2023, net cash used in financing activities was $99,078,879, which was due to payment to redeeming shareholders of $100,078,879, partially offset by proceeds from convertible promissory note of $1,000,000.

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

As of December 31, 2023, the Company had $284,394 in cash held outside of the Trust Account, working capital deficit, net of income tax payable and franchise tax payable of $1,129,417 and accumulated deficit of $5,995,269. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. For the year ended December 31, 2023 the Company had loss from operations of $(1,772,831) and net cash used in operating activities was $2,132,921. The Company has further satisfied liquidity needs through a Convertible Promissory Note of $1,000,000. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering held outside of the Trust Account for paying existing accounts payable and consummating the Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed up to $1,500,000 Working Capital Loans (see Note 5) from time to time or at any time, there is no guarantee that the Company will receive such funds. In addition, the Company will have until November 9, 2024 to consummate a business combination. If a business combination is not consummated by November 9, 2024, less than one year after the date these consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, along with the lack of liquidity, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 9, 2024. The Company intends to complete the initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by November 9, 2024.

Off-Balance Sheet Arrangements

As of December 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements.

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

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services to complete a business combination. For the year ended December 31, 2023, $120,000 was incurred and paid to Mehana Capital LLC for these services. For the period from March 11, 2022 (inception) through December 31, 2022, $50,000 was paid to Mehana Capital LLC for these services.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statement that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 of the Notes to Consolidated Financial Statements in "Item 15. Exhibits and Financial Statement Schedules" of this report.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The accounting pronouncement is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

ITEM 9B.	OTHER INFORMATION

As previously reported, in connection with the Second Special Meeting, the Company entered into a non-redemption agreement with an unaffiliated investor (the “Holder”) which agreed to acquire from public stockholders of the Company 1,500,000 to 1,700,000 shares of Class A common stock in the open market, at a prices no higher than the redemption price per share payable to stockholders who exercise redemption rights in connection with the stockholder vote to approve the Company’s proposed business combination with SBC (as defined below), prior to the Second Special Meeting and to agree to waive its redemption rights and hold the shares until after the closing of the business combination. The non-redemption agreement terminates on the earliest to occur of (i) the closing date of the business combination, (ii) the termination of the related business combination agreement, or (iii) April 30, 2024 (the “Clearance Date”) if the Company has not cleared all SEC comments to its proxy statement in connection with the business combination by that date.

On March 15, 2024, the parties to the non-redemption agreement entered into an amendment to the non-redemption agreement to extend the Clearance Date to June 30, 2024, and to agree to close the business combination on or before August 31, 2024.

A form of the amendment to the non-redemption agreement is filed with this Annual Report on Form 10-K as Exhibit 10.19 and is incorporated herein by reference. The foregoing description of the amendment to the non-redemption agreement is not complete and is qualified in its entirety by reference to the amendment to the non-redemption agreement filed herewith.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Darryl Nakamoto	50	Chief Executive Officer, Director
Allison Van Orman	51	Chief Financial Officer
Dustin Shindo	50	Chairman of the Board
Kotaro Chiba	49	Independent Director
Mike Sayama	70	Independent Director
Trisha Nomura	44	Independent Director, and Chairwoman of the Audit Committee

Darryl Nakamoto, Chief Executive Officer and Director

Mr. Nakamoto serves as our Chief Executive Officer and Director. He is an entrepreneur and executive with over 20 years of industry experience, including his former role as CFO of a publicly traded company. Since 2017, Mr. Nakamoto serves as President and Owner of Viv, LLC, a successful accounting and finance solutions provider. Since 2021, Mr. Nakamoto has also served as Controller of Hawaiian Springs, LLC. From May 2016 to July 2017, Mr. Nakamoto served as President and CFO of DKI808 LLC, dba Premier Restoration Hawaii, where he secured financing for the purchase of Maui Fire & Flood and expanded the full-service restoration business from Maui to Oahu. Between March 2014 and March 2016, Mr. Nakamoto served as President of Island Flooring. Mr. Nakamoto served as President of Kaiuli Energy from April 2012 to February 2014, a seawater air conditioning startup where he was responsible for strategic decisions and project developments. In January 2024, Mr. Nakamoto began serving as a board member of Big Brothers Big Sisters Hawaii, and from 2014 to 2020, Mr. Nakamoto served as Treasurer, Vice Chair and board member of the Japanese Cultural Center of Honolulu.

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

Dustin Shindo, Chairman of the Board

Mr. Shindo serves as our Chairman of the Board. He is the Manager of Mehana Capital, LLC, our Sponsor, and is an entrepreneur, executive, technologist, and a seasoned advisor with more than 25 years of industry experience. Mr. Shindo previously served as Chairman of the Board of Pono Capital Three, Inc. until the closing of its business combination with New Horizon Aircraft Ltd. in January 2024. Mr. Shindo also previously served as Chief Executive Officer of Pono Capital Corp. until the closing of its business combination with AERWINS Technologies Inc. in February 2023. Recently, Mr. Shindo started Joyn Corporation, a software company. Mr. Shindo is also the Vice President and director of Perfect Game Hawaii, a non-profit entity supporting baseball. From 2017 to July 2022, Mr. Shindo served as the Chief Executive Officer of Junify Corporation, which operates in California and Japan. Junify offers zero trust network access software (software defined border) to help companies better secure their cloud resources. Mr. Shindo has also been retained for a number of consulting positions since July 2014 for companies working in the health care, travel, technology, construction, and non-profit industries. From December 2012 to December 2018, Mr. Shindo served as the Chief Executive Officer of Pono Health based in California, Washington, and Hawaii, where he provided consulting, data management, analytics, and software development services. Pono Health was the primary entity of Pono Corporation, founded in December 2012. Mr. Shindo managed healthcare data for individuals in Hawaii and for clinics in Washington, Oregon and Arizona. Mr. Shindo also developed analytics platform used to calculate gaps in care, cost savings, and other health metrics.

From March 2001 to March 2010, Mr. Shindo served as the Chief Executive Officer of Hoku Scientific based in Honolulu, Hawaii, where he led the company through an IPO on the NASDAQ Global Market and signed customer contracts totaling USD 2+ billion. From December 1995 to August 1997, Mr. Shindo served as the President of Mehana Brewing Company based in Hilo, Hawaii. In June 1995, Mr. Shindo received his Bachelor of Art’s degree in Accounting/Finance/Marketing at University of Washington based in Seattle, Washington. In May 1999, Mr. Shindo received his Master’s in Business Administration at Darden Graduate School of Business Administration, University of Virginia based in Charlottesville, Virginia. In August 2015, Mr. Shindo completed the SEP program at Stanford Graduate School of Business, Stanford University. Mr. Shindo’s entrepreneurial, executive, and advising experience, paired with his public company experience through Pono Capital Corp., Pono Capital Three, Inc., and Hoku Scientific, make him a valuable member of our board of directors.

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

Kotaro Chiba, Independent Director

Kotaro Chiba serves as an independent director. Mr. Chiba previously served as an Independent Director of Pono Capital Three, Inc. until the closing of its business combination with New Horizon Aircraft Ltd. in January 2024 and as an Independent Director of Pono Capital Corp. until the closing of its business combination with AERWINS Technologies Inc. in February 2023. Mr. Chiba is also the founder and General Partner of Chiba Dojo Fund, a venture capital based fund in Tokyo focusing its investing on Internet and IOT related start-ups since September 2019. Before launching the Chiba Dojo Fund, Mr. Chiba founded and continues to serve as the General Partner of the Drone Fund since in June 2017. The Drone Fund is a venture capital-based fund in Tokyo focusing its investment on drones and air mobility start-ups. The Drone Fund aims to create a drone and air-mobility enabled society. One of the Drone Fund’s portfolio companies went public on the Tokyo Mothers Market in December 2019—the first drone company to make an IPO in Japan. As an angel investor, Mr. Chiba has invested in more than 60 startups and 40 VC funds in Internet markets and other fields. Mr. Chiba also currently serves or has served as Director of various mobility and technology companies, including: Aeronext since April 2017, A.L.I. Technologies, Inc. since December 2017, Prodrone Co. Ltd. from October 2020 to October 2022, teTra aviation from May 2020 to August 2022, and VFR from October 2021 to November 2022.

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

Mike Sayama, Ph.D., Independent Director

Dr. Mike Sayama serves as an independent director. Dr. Sayama previously served as an Independent Director of Pono Capital Three, Inc. until the closing of its business combination with New Horizon Aircraft Ltd. in January 2024 and as an Independent Director for AERWINS Technologies Inc. (f/k/a Pono Capital Corp.). Dr. Sayama was formerly the Executive Director of Community First since it was established in July 2016 until January 2021. As the founding executive director, he was responsible for operations, developing a strategic plan for an accountable health community in East Hawaii, community relations, and fund raising. From January 2021 to June 2021 he served as the Director of Strategy to facilitate the transition to a new management team.

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

Trisha Nomura, Independent Director and Chairperson of the Board’s Audit Committee

Trisha Nomura serves as an independent director and Chairwoman of our audit committee. Ms. Nomura previously served as an Independent Director and Chairwoman of the audit committee of Pono Capital Three, Inc. until the closing of its business combination with New Horizon Aircraft Ltd. in January 2024 and continues in these roles at the merged company. She also previously served as Chief Financial Officer of Pono Capital Corp. until the closing of its business combination with AERWINS Technologies Inc. in February 2023. Since July 2018, Ms. Nomura has owned a consulting firm, Ascend Consulting, LLC. Prior to opening her own firm, Ms. Nomura worked in both public accounting and private industry. Ms. Nomura was the Chief Operating Officer of HiHR from July 2015 to December 2016, and the Vice President of Strategic Services from May 2014 to July 2015. Ms. Nomura also served as the Chief People Officer of ProService Hawaii from January 2017 to June 2018. Ms. Nomura currently serves as Vice President of the Hawaii Society of Certified Public Accountants. Ms. Nomura began volunteering with the HSCPA since 2010 through the YCPA Squad, has been the Treasurer of Kaneohe Little League since 2013, and is a member of the AICPA, where she was selected to attend the Leadership Academy, has served as an at-large Council member and has also served on the Association Board of Directors. Ms. Nomura is a CPA, not in public practice, and a CGMA. She is a graduate of Creighton University, where she obtained her Bachelor of Science in Business Administration in accounting, and of the University of Hawaii at Manoa, where she earned her Master of Accountancy degree. Ms. Nomura’s consulting, accounting and management skills and knowledge make her an important addition to our board of directors.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors have regularly scheduled meetings at which only independent directors are present. Kotaro Chiba, Mike Sayama and Trisha Nomura are our independent directors.

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

Audit Committee

We have established an audit committee of the board of directors. Kotaro Chiba, Mike Sayama, and Trisha Nomura serve as members of our audit committee. Our board of directors has determined that Messrs. Chiba, Sayama and Nomura meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Trisha Nomura serves as the chairwoman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Ms. Nomura qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	appointing, compensating and overseeing our independent registered public accounting firm;

●	reviewing and approving the annual audit plan for the company;

●	overseeing the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements;

●	discussing the annual audited consolidated financial statements and unaudited quarterly consolidated financial statements with management and the independent registered public accounting firm;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

●	monitoring our environmental sustainability and governance practices;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our consolidated financial statements or accounting policies;

●	approving audit and non-audit services provided by our independent registered public accounting firm;

●	discussing earnings press releases and financial information provided to analysts and rating agencies;

●	discussing with management our policies and practices with respect to risk assessment and risk management;

●	reviewing any material transaction between our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and

●	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Kotaro Chiba, Mike Sayama, and Trisha Nomura, and Mr. Sayama serves as chairman of the compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent directors. Our board of directors has determined that each Messrs. Chiba, Sayama and Nomura is independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee are Kotaro Chiba, Mike Sayama, and Trisha Nomura and Mr. Chiba serves as chairman of the corporate governance and nominating committee. Under the Nasdaq listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Messrs. Chiba, Sayama and Nomura is independent.

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

Delinquent Section 16(a) Reports

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner, except for one Form 3 filed late by ZUU Co. Ltd. on February 6, 2024, which was filed late due to administrative error.

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

The following table sets forth as of March 18, 2024 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 18, 2024, we had 5,216,291 shares of common stock issued and outstanding, including 5,216,290 shares of Class A common stock, and 1 share of Class B common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 18, 2024.

	Number of Shares	Percentage of
Name and Address of Beneficial Owner(1)	Beneficially Owned	Outstanding Shares
Mehana Capital LLC (Our Sponsor)(2)	3,509,375	67.28%
Darryl Nakamoto	0	0%
Allison Van Orman	0	0%
Dustin Shindo(2)	3,509,375	67.28%
Kotaro Chiba	0	0%
Mike Sayama	0	0%
Trisha Nomura	0	0%
All officers and directors as a group	3,509,375	67.28%
(6 individuals)
ZUU Co. Ltd.(3)	1,392,860	26.7%

(1)	Unless otherwise noted, the business address of each of these entities and individuals is 643 Ilalo Street, #102, Honolulu, Hawaii 96813.

(2)	Includes 3,509,374 shares of Class A common stock and 1 share of Class B common stock, which is convertible into 1 share of Class A common stock on a one-for-one basis at any time at the shareholder’s election. Excludes 634,375 shares of Class A common stock issuable upon the exercise of 634,375 private placement warrants. Dustin Shindo is the control person of the Sponsor, and possesses all voting power. By virtue of this relationship, Dustin Shindo may be deemed to share beneficial ownership of the securities held of record by our sponsor. Dustin Shindo disclaims any such beneficial ownership except to the extent of his respective pecuniary interest

(3)	Based on the Schedule 13D/A filed by the holder on February 29, 2024. The holder’s address is 3-6-28 Aobadai, Meguroku, Tokyo 154-0042, Japan. The reported securities are held directly by ZUU Funders Co. Ltd. (“Funders”) and may be deemed to be held indirectly by ZUU Target Fund for SBC Medical Group HD Investment Partnership (the “Fund”), ZUU Co. Ltd. (“ZUU”), and Kazumasa Tomita (“Mr. Tomita” and, together with Funders, the Fund, and ZUU, the “Reporting Persons”). Funders is the operating partner of the Fund and a wholly-owned subsidiary of ZUU. ZUU is majority owned and controlled by Mr. Tomita. The Reporting Persons disclaim beneficial ownership, except to the extent of their pecuniary interest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Administrative Support Agreement

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of our consummation of a business combination and its liquidation, to make available to us certain general and administrative services, including office space, utilities and administrative services, as we may require from time to time. We have agreed to pay to the Sponsor, $10,000 per month for these services to complete a business combination. For the year ended December 31, 2023 and the period from March 11, 2022 (inception) through December 31, 2022, $120,000 and $50,000 were paid to Mehana Capital LLC for these services, respectively.

Convertible Promissory Note

On May 26, 2023, we entered into a Convertible Promissory Note with SBC, pursuant to which SBC agreed to loan us an aggregate principal of $1,000,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and is due and payable upon the earlier to occur of (i) the date on which our initial Business Combination is consummated and (ii) our liquidation on or before November 9, 2024, or such later liquidation date as may be approved by our stockholders. There is an outstanding balance of $1,000,000 for this SBC loan as of December 31, 2023. The Convertible Promissory Note may be converted into Class A Common Stock at one share for each $10 of additional capital contribution at the option of SBC. As of December 31, 2023 and December 31, 2022, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $1,000,000 and $0, respectively.

Related Party Loans

In order to finance transaction costs in connection with the initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete the initial business combination, we will repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial business combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial business combination. The Units would be identical to the Placement Units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and December 31, 2022, we did not have any outstanding related party loans.

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

Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

●	Payment to Mehana Capital LLC, our Sponsor, of $10,000 per month, for up to 27 months if we elect to extend the time to complete our initial business combination, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest-bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

●	Repayment of loans from our Sponsor to pay for any amount deposited to pay for any extension of the time to complete our initial business combination. All of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “— Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees.

For the year ended December 31, 2023, fees for our independent registered public accounting firm were $120,902 for the services Marcum performed in connection with the audit of our December 31, 2023 consolidated financial statements included in this Annual Report on Form 10-K.

For the period from March 11, 2022 (inception) through December 31, 2022, fees for our independent registered public accounting firm were $108,184 for the services Marcum performed in connection with our Initial Public Offering and the audit of our December 31, 2022 consolidated financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees.

For the year ended December 31, 2023 and for the period from March 11, 2022 (inception) through December 31, 2022, our independent registered public accounting firm did not render assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements.

Tax Fees. For the year ended December 31, 2023 and the period from March 11, 2022 (inception) through December 31, 2022, Marcum did not render any tax return services, planning or tax advice.

All Other Fees. For the year ended December 31, 2023 and the period from March 11, 2022 (inception) through December 31, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 4, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein, (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on August 9, 2022).
2.1†	Amended and Restated Agreement and Plan of Merger, dated June 21, 2023, by and among Pono, Merger Sub, SBC, the Purchaser Representative, and the Seller Representative (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on June 22, 2023).
2.2	Amendment No. 1 to Amended and Restated Agreement and Plan of Merger, dated September 8, 2023, by and among Pono, Merger Sub, SBC, Yoshiyuki Aikawa, and the Seller Representative. (incorporated by reference to Exhibit 2.2 filed with the Form 8-K filed by the Registrant on September 11, 2023).
2.3	Amendment No. 2 to Amended and Restated Agreement and Plan of Merger, dated October 26, 2023, by and among Pono, Merger Sub, SBC, Yoshiyuki Aikawa, and the Seller Representative. (incorporated by reference to Exhibit 2.2 filed with the Form 8-K filed by the Registrant on October 26, 2023).
2.4	Amendment No. 3 to Amended and Restated Agreement and Plan of Merger, dated December 28, 2023, by and among Pono, Merger Sub, SBC, Yoshiyuki Aikawa, and the Seller Representative. (incorporated by reference to Exhibit 2.2 filed with the Form 8-K filed by the Registrant on December 29, 2023).
3.1	Third Amended and Restated Certificate of Incorporation dated August 4, 2022 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on August 9, 2022).
3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, dated May 8, 2023 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on May 9, 2023).
3.3	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, dated February 5, 2024 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on February 8, 2024).
3.4	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on June 14, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on July 22, 2022).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on July 22, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on August 9, 2022).
4.4	Warrant Agreement, dated August 4, 2022, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on August 9, 2022).
4.5*	Description of Securities
10.1	Amended and Restated Securities Subscription Agreement, dated May 17, 2022, between the Registrant and Mehana Capital LLC (incorporated by reference to Exhibit 10.6 filed with the Form S-1 filed by the Registrant on June 14, 2022).
10.2	Amendment to the Amended and Restated Securities Subscription Agreement, dated July 21, 2022, between the Registrant and Mehana Capital LLC (incorporated by reference to Exhibit 10.7 filed with the Form S-1/A filed by the Registrant on July 22, 2022).
10.3	Promissory Note, dated April 25, 2022, issued to Mehana Capital LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on June 14, 2022).
10.4	Letter Agreement, dated August 4, 2022, among the Company, Mehana Capital LLC, each of the executive officers and directors of the Company, and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on August 9, 2022).

10.5	Investment Management Trust Agreement, dated August 4, 2022, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on August 9, 2022).
10.6	Registration Rights Agreement, dated August 4, 2022, among the Company and certain securityholders (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on August 9, 2022).
10.7	Placement Unit Purchase Agreement, dated August 4, 2022, between the Company and Mehana Capital LLC (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on August 9, 2022).
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 filed with the Form S-1/A filed by the Registrant on July 22, 2022).
10.9	Administrative Support Agreement, dated August 4, 2022, by and between the Company and Mehana Capital LLC (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on August 9, 2022).
10.10	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on February 2, 2023).
10.11	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on February 2, 2023).
10.12	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on February 2, 2023).
10.13	Purchaser Support Agreement (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on February 2, 2023).
10.14	Voting Agreement (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on February 2, 2023).
10.15	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on May 4, 2023).
10.16	Note Purchase Agreement, dated as of May 18, 2023, by and between Pono Capital Two, Inc. and SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on May 19, 2023).
10.17	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on May 19, 2023).
10.18	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 18, 2024).
10.19*	Amendment to the Non-Redemption Agreement.
10.20

Amendment to Note Purchase Agreement, dated as of February 27, 2024, by and between Pono Capital Two, Inc. and SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on March 1, 2024).

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Form S-1/A filed by the Registrant on July 22, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2024	PONO CAPITAL TWO, INC.

	By:	/s/ Darryl Nakamoto
	Name:	Darryl Nakamoto
	Title:	Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darryl Nakamoto	Chief Executive Officer, Director	March 18, 2024
Darryl Nakamoto	(Principal Executive Officer)

/s/ Allison Van Orman	Chief Financial Officer	March 18, 2024
Allison Van Orman	(Principal Accounting and Financial Officer)

/s/ Dustin Shindo	Chairman of the Board	March 18, 2024
Dustin Shindo

/s/ Kotaro Chiba	Director	March 18, 2024
Kotaro Chiba

/s/ Mike Sayama	Director	March 18, 2024
Mike Sayama

/s/ Trisha Nomura	Director	March 18, 2024
Trisha Nomura

PONO CAPITAL TWO, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-1

Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	F-2

Consolidated Statements of Operations for the year ended December 31, 2023 and for the period from March 11, 2022 (inception) through December 31, 2022	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2023 and for the period from March 11, 2022 (inception) through December 31, 2022	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2023 and for the period from March 11, 2022 (inception) through December 31, 2022	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Pono Capital Two, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pono Capital Two, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2023 and for the period from March 11, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from March 11, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before November 9, 2024. The Company entered into an agreement and plan of merger with a business combination target on January 31, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to November 9, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after November 9, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2022.

Boston, MA
March 18, 2024

PONO CAPITAL TWO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets:
Current assets:
Cash	$284,394	$485,564
Prepaid expenses	110,149	236,625
Total Current Assets	394,543	722,189
Marketable securities held in Trust Account	20,850,793	119,220,016
Total Assets	$21,245,336	$119,942,205

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$43,910	$79,440
Accrued expenses	480,050	76,420
Convertible Promissory Note	1,000,000	—
Franchise tax payable	72,978	161,644
Income tax payable	11,317	248,508
Excise tax payable	1,000,789	—
Total Current Liabilities	2,609,044	566,012
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	6,634,044	4,591,012

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 1,922,750 and 11,500,000 shares at redemption value of $10.72 and $10.32 per share as of December 31, 2023 and 2022, respectively	20,606,204	118,709,864

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,566,874[1] and 691,875 shares issued and outstanding (excluding 1,922,750 and 11,500,000 shares subject to possible redemption) at December 31, 2023 and December 31, 2022, respectively	357	69
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 and 2,875,000 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	288
Additional paid-in capital	—	—
Accumulated deficit	(5,995,269)	(3,359,028)
Total Stockholders’ Deficit	(5,994,912)	(3,358,671)
Total Liabilities and Stockholders’ Deficit	$21,245,336	$119,942,205

[1]	2,874,999 converted Class B shares are not subject to possible redemption

The accompanying notes are an integral part of these consolidated financial statements.

PONO CAPITAL TWO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2023	For the period from March 11, 2022 (inception) through December 31, 2022
Operating and formation costs	$1,635,452	$382,051
Franchise tax expense	137,379	161,644
Loss from Operations	(1,772,831)	(543,695)

Other Income:
Interest and dividend income on investments held in Trust Account	2,641,407	1,345,016
Income before income taxes	868,576	801,321
Income tax expense	(528,809)	(248,508)
Net income	$339,767	$552,813

Basic weighted average shares outstanding, Class A common stock	7,840,002	5,951,288
Basic net income per share, Class A common stock	$0.04	$0.06
Diluted weighted average shares outstanding, Class A common stock	7,900,002	5,951,288
Diluted net income per share, Class A common stock	$0.04	$0.06
Basic weighted average shares outstanding, Class B common stock	1,008,220	2,683,051
Basic net income per share, Class B common stock	$0.04	$0.06
Diluted weighted average shares outstanding, Class B common stock	1,008,220	2,683,051
Diluted net income per share, Class B common stock	$0.04	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

PONO CAPITAL TWO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	691,875	$69	2,875,000	$288	$—	$(3,359,028)	$(3,358,671)
Shareholder non-redemption agreement	—	—	—	—	709,691	—	709,691
Shareholder non-redemption agreement	—	—	—	—	(709,691)	—	(709,691)
Conversion of Class B common stock to Class A common stock	2,874,999	288	(2,874,999)	(288)	—	—	—
Excise tax	—	—	—	—	—	(1,000,789)	(1,000,789)
Accretion of Class A common stock subject to redemption to redemption amount	—	—	—	—	—	(1,975,219)	(1,975,219)
Net income	—	—	—	—	—	339,767	339,767
Balance at December 31, 2023	3,566,874	$357	1	$—	$—	$(5,995,269)	$(5,994,912)

The accompanying notes are an integral part of these consolidated financial statements.

PONO CAPITAL TWO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 11, 2022 (INCEPTION) THROUGH DECEMBER 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 11, 2022 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	2,875,000	288	24,712	—	25,000
Issuance of Placement Units	634,375	63	—	—	6,343,687	—	6,343,750
Issuance of Representative shares	57,500	6	—	—	67,269	—	67,275
Proceeds allocated to Public Warrants	—	—	—	—	2,978,500	—	2,978,500
Value of offering costs allocated to the fair value of equity instruments	—	—	—	—	(205,388)	—	(205,388)
Accretion of Class A common stock subject to redemption to redemption amount	—	—	—	—	(9,208,780)	(3,911,841)	(13,120,621)
Net income	—	—	—	—		552,813	552,813
Balance at December 31, 2022	691,875	$69	2,875,000	$288	$—	$(3,359,028)	$(3,358,671)

(1)	Includes up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The underwriters exercised their over-allotment option in full on August 9, 2022; thus, no shares of common stock remain subject to forfeiture as of August 9, 2022 (see Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

PONO CAPITAL TWO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the period from March 11,2022 (inception) through December 31, 2022
Cash Flows from Operating Activities:
Net income	$339,767	$552,813
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(2,641,407)	(1,345,016)
Changes in operating assets and liabilities:
Prepaid expenses	126,476	(236,625)
Accounts payable	(35,530)	79,440
Accrued expenses	403,630	76,420
Franchise tax payable	(88,666)	161,644
Income tax payable	(237,191)	248,508
Net cash used in operating activities	(2,132,921)	(462,816)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(117,875,000)
Proceeds from Trust Account to pay taxes	931,751	—
Proceeds from Trust Account for payment to redeeming shareholders	100,078,879	—
Net cash provided by (used in) investing activities	101,010,630	(117,875,000)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note	1,000,000	—
Payment to redeeming shareholders	(100,078,879)	—
Proceeds from sale of private placement units		6,343,750
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discount paid		113,045,000
Proceeds from promissory note - related party	—	300,000
Repayment of Promissory note - related party		(300,000)
Advance from Sponsor for payment of formation costs	—	412
Repayment to Sponsor for payment of formation costs	—	(412)
Payment of offering costs	—	(590,370)
Net cash (used in) provided by financing activities	(99,078,879)	118,823,380

Net Change in Cash	(201,170)	485,564
Cash - Beginning of period	485,564	—
Cash - End of period	$284,394	$485,564

Supplemental disclosure of non-cash investing and financing activities:
Excise tax related to redemption of Class A common stock	$1,000,789	$—
Shareholder non-redemption agreement	$709,691	$—
Accretion of Class A common stock subject to redemption to redemption amount	$1,975,219	$13,120,621
Fair value of Representative Shares	$—	$67,275
Deferred underwriting fee payable	$—	$4,025,000
Cash paid for income and franchise taxes	$992,045	—

The accompanying notes are an integral part of these consolidated financial statements.

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 11, 2022 (inception) through December 31, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”) and subsequent costs related to completing a business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $6,637,645, consisting of $1,955,000 of cash underwriting fees, $4,025,000 of deferred underwriting fees and $67,275 of costs related to Representative Shares and $590,370 of other offering costs. In addition, at December 31, 2023, $284,394 of cash was held outside of the Trust Account and is available for working capital purposes.

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

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Third Amended and Restated Certificate of Incorporation of the Company, the Company had until 9 months (or up to 18 months from the closing of the Initial Public Offering at the election of the Company pursuant to nine one month extensions subject to satisfaction of certain conditions, including the deposit of $379,500 ($0.033 per unit) for such one month extension, into the Trust Account, or as extended by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation) from the closing of the Initial Public Offering to consummate a business combination (the “Combination Period”). On February 5, 2024, the Company filed an amendment to the Third Amended and Restated Certificate of Incorporation of the Company (i) to extend the Combination Period from February 9, 2023 to November 9, 2024 for no additional amount to be paid by the Sponsor into the Trust Account and (ii) to provide for the right of a holder of Class B common stock to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder If the Company is unable to complete a business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern and Liquidity

As of December 31, 2023, the Company had $284,394 in cash held outside of the Trust Account, working capital deficit, net of income tax payable and franchise tax payable of $1,129,417 and accumulated deficit of $5,995,269. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. For the year ended December 31, 2023, the Company had a loss from operations of $1,772,831 and net cash used in operating activities was $2,132,921. The Company’s liquidity needs to date have been further satisfied through a Convertible Promissory Note of $1,000,000 issued on May 26, 2023. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering held outside of the Trust Account for paying existing accounts payable and consummating the Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed up to $1,500,000 Working Capital Loans (see Note 5) from time to time or at any time, there is no guarantee that the Company will receive such funds. In addition, the Company will have until November 9, 2024 to consummate a business combination. If a business combination is not consummated by November 9, 2024, less than one year after the date these consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, along with the lack of liquidity, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 9, 2024. The Company intends to complete the initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by November 9, 2024.

Risks and Uncertainties

The military action commenced in February 2022 between the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, as well as the military action between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. As a result, the Company’s ability to consummate a business combination, or the operations of a target business with which the Company ultimately consummates a business combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a business combination are not yet determinable. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consideration of IR Act Excise Tax

On May 8, 2023, the Company’s stockholders redeemed 9,577,250 Class A shares for a total of $100,078,879. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2023 and determined that a contingent liability should be calculated and recorded. As of December 31, 2023, the Company recorded $1,000,789 of excise tax liability calculated as 1% of shares redeemed.

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

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 3, 2024, the Company held a special meeting of stockholders (the “Special Meeting”), and the chairman adjourned the Special Meeting to February 3, 2024. During the Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (i) to extend the date by which the Company has to consummate a business combination from February 9, 2024 to November 9, 2024 for no additional amount to be paid by the Sponsor into the Trust Account and (ii) to provide for the right of a holder of Class B common stock to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Extension Amendment”). The Company’s stockholders elected to redeem an aggregate of 273,334 shares of Class A common stock of the Company in connection with the Special Meeting. Following such redemptions, the amount of funds remaining in the trust account is approximately $17.9 million.

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 27, 2024, the Company and SBC entered into an Amendment to the Note Purchase Agreement (the “Amended Note Purchase Agreement”), which increased the purchase price of the Note from $1,000,000 to $2,700,000. In connection with entering into the Amended Note Purchase Agreement, the Company and SBC amended the Note (the “Amended Note”) to increase the Principal Amount from $1,000,000 to $2,700,000. In consideration for entering into the Amended Note, each of the parties to the Merger Agreement agreed to release each other party from any claims arising out of any termination of the Merger Agreement or failure to consummate the transactions contemplated thereby.

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

On September 8, 2023, Pono entered into the First Amendment to the A&R Merger Agreement (the “Amendment”) with the parties thereto. Prior to the Amendment, the A&R Merger Agreement provided for the holders of SBC securities collectively to be entitled to receive from Pono, in the aggregate, a number of Pono securities with an aggregate value equal to (the “Merger Consideration”) (a) $1,200,000,000, minus (b) the amount, if any, by which $3,000,000 exceeds SBC’s Net Working Capital, plus (c) the amount, if any, by which SBC’s Net Working Capital exceeds $3,000,000, minus (d) the aggregate amount of any outstanding indebtedness (minus cash held by SBC) of SBC at Closing, minus (e) specified transaction expenses of SBC associated with the Business Combination. Pursuant to the Amendment, the $1,200,000,000 amount in the Merger Consideration calculation above was reduced to $1,000,000,000.

On October 26, 2023, Pono entered into the Second Amendment to the Merger Agreement (the “Amendment”) with the parties thereto. Prior to the Amendment, the Pono board of directors as of the Closing was to be designated as follows: (i) three persons designated prior to the Closing by SBC, two of whom must qualify as independent directors; (ii) one person designated prior to the Closing by Pono; and (iii) one person mutually agreed upon and designated prior to the Closing by Pono and SBC, who must qualify as an independent director. Following the Amendment, the Pono board of directors as of the Closing will be designated as follows: (i) three persons designated prior to the Closing by SBC, at least one of whom must qualify as an independent director; (ii) one person designated prior to the Closing by Pono, who must qualify as an independent director; and (iii) one person mutually agreed upon and designated prior to the Closing by Pono and SBC, who must qualify as an independent director.

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 28, 2023, Pono entered into the Third Amendment to the Merger Agreement (the “Amendment”) with the parties thereto. The Amendment was entered into solely to extend the Outside Date (as defined in the Merger Agreement) from December 31, 2023 to March 31, 2024.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and December 31, 2022.

Investments Held in Trust Account

As of December 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $20,850,793 and $119,220,016 in investments held in the Trust Account as of December 31, 2023 and December 31, 2022, respectively.

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

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(2,978,500)
Issuance costs allocated to Class A common stock	(6,432,257)
Plus:
Accretion of Class A common stock subject to redemption to redemption amount	13,120,621
Class A common stock subject to possible redemption as of December 31, 2022	118,709,864
Plus:
Accretion of Class A common stock subject to redemption to redemption amount	1,975,219
Redemption of Class A common stock subject to redemption	(100,078,879)
Class A common stock subject to possible redemption as of December 31, 2023	$20,606,204

Income Taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income per share is the same for Class A and Class B common stock. The Company has not considered the effect of the Public Warrants (as defined in Note 3) and Placement Warrants (as defined in Note 4), to purchase an aggregate of 12,134,375 shares in the calculation of income per share, since the exercise of the warrants is contingent upon the occurrence of future events. The 100,000 Class A Shares (as defined in Note 5) that would be issuable upon conversion of the Convertible Promissory Note have been included in the calculation of diluted net income per ordinary share.

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per share:

	For the year ended December 31, 2023		For the period from March 11, 2022 (inception) through December 31, 2022
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Net income	$301,052	$38,715	$381,031	$171,782
Denominator:
Basic weighted average shares outstanding	7,840,002	1,008,220	5,951,288	2,683,051
Basic net income per share	$0.04	$0.04	$0.06	$0.06

Diluted net income per share:
Numerator:
Net income	$301,313	$38,454	$381,031	$171,782
Denominator:
Diluted weighted average shares outstanding	7,900,002	1,008,220	5,951,288	2,683,051
Diluted net income per share	$0.04	$0.04	$0.06	$0.06

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

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose consistent categories and greater disaggregation of information in the rate reconciliation and for income taxes paid. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The accounting pronouncement is not expected to have a material impact on our consolidated financial statements and related disclosures.

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services to complete a business combination. For the year ended December 31, 2023, $120,000 was incurred and paid to Mehana Capital LLC for these services. For the period from March 11, 2022 (inception) through December 31, 2022, $50,000 was incurred and paid to Mehana Capital LLC for these services.

Convertible Promissory Note

On May 26, 2023, the Company entered into a Convertible Promissory Note with SBC, pursuant to which SBC agreed to loan the Company an aggregate principal of $1,000,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and is due and payable upon the earlier to occur of (i) the first business day following the consummation of the Company’s initial Business Combination and (ii) May 17, 2024, unless accelerated upon the occurrence of an event of default. There is an outstanding balance of $1,000,000 for this SBC loan as of December 31, 2023. The Convertible Promissory Note will automatically convert into Class A Common Stock at one share for each $10 in outstanding principal amount. As of December 31, 2023 and December 31, 2022, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $1,000,000 and $0, respectively.

Related Party Loans

In order to finance transaction costs in connection with the initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial business combination, the Company will repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial business combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial business combination. The Units would be identical to the Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and December 31, 2022, the Company did not have any outstanding related party loans other than the Convertible Promissory Note referenced above.

Non-redemption Agreement

On May 5, 2023, the Company held a special meeting of stockholders (the “Special Meeting”), and the chairman adjourned the Special Meeting to May 8, 2023. On May 8, 2023, the Company held the Special Meeting. During the Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (i) to extend the date by which the Company has to consummate a business combination from May 9, 2023 to February 9, 2024 for no additional amount to be paid by the Sponsor into the Trust Account, and (ii) to provide for the right of a holder of Class B common stock to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder. As approved by the stockholders of the Company, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on May 8, 2023. The Company’s stockholders elected to redeem an aggregate of 9,577,250 shares of Class A common stock of the Company in connection with the Special Meeting. Following such redemptions, the amount of funds remaining in the trust account was approximately $20 million.

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2023 and December 31, 2022, there were 5,489,624 and 12,191,875 shares of Class A common stock issued and outstanding, including 1,922,750 and 11,500,000 shares of Class A common stock subject to possible redemption and classified as temporary equity. As of December 31, 2023 and December 31, 2022, the remaining 3,566,874 and 691,875 shares are classified as permanent equity and are comprised of 2,874,999 shares that were converted from Class B common stock into Class A common stock, 634,375 shares included in the Placement Units and 57,500 Representative Shares.

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2023 and December 31, 2022, there were 1 and 2,875,000 shares of Class B common stock issued and outstanding, respectively. Of the 2,875,000 shares of Class B common stock outstanding as of December 31, 2022, up to 375,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On August 9, 2022, the underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

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

On May 8, 2023, the Sponsor converted 2,874,999 Founder Shares of Class B common stock into 2,874,999 shares of Class A common stock.

Warrants — As of December 31, 2023 and December 31, 2022, there were 11,500,000 Public Warrants and 634,375 Placement Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial business combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of shares of Class A common stock. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial business combination or earlier upon redemption or liquidation.

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

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES

The Company’s net deferred tax assets (liabilities) as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
Start-up costs	$318,746	$80,230
Net operating loss carryforwards	15,119	—
Total deferred tax assets	333,864	80,230
Valuation allowance	(333,864)	(80,230)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31, 2023	December 31, 2022
Federal
Current	$528,809	$248,508
Deferred	(176,665)	(80,230)

State
Current	—	—
Deferred	(76,969)	—
Change in valuation allowance	253,634	80,230
Income tax provision	$528,809	$248,508

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2023 and 2022 the change in the valuation allowance was $253,634 and $80,230, respectively.

As of December 31, 2023 and 2022, the Company has $299,023 and $0, respectively, of state net operating loss carryovers, which do not expire, to offset future taxable income.

A reconciliation of the federal income tax rate to the Company’s effective tax rate are as follows:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	(6.5)%	0.0%
Previous tax year adjustment	1.5%	—%
Non-deductible transaction costs	15.7%	—%
Other permanent items, net	—%	—%
Change in valuation allowance	29.2%	10.0%
Income tax provision	60.9%	31.0%

The Company files income tax returns in the U.S. federal and the state of Hawaii jurisdictions and is subject to examination by the taxing authorities.

PONO CAPITAL TWO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investments held in Trust Account:	—	—	—	—
U.S. Treasury Securities	$20,850,793	$20,850,793	$—	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:	—	—	—	—
U.S. Treasury Securities	$119,220,016	$119,220,016	$—	$—

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than those subsequent events described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 11, 2024, Pono Capital Two, Inc., a Delaware corporation (the “Company” or “Pono”), filed an amended preliminary proxy statement with the U.S. Securities and Exchange Commission (“SEC”) in connection with the special meeting of stockholders. As more fully described in the proxy statement, the special meeting will be held for the purpose of considering and voting on a proposal to amend (the “Extension Amendment”) the Company’s Third Amended and Restated Certificate of Incorporation (the “Charter”), to extend the date by which the Company has to consummate a business combination from February 9, 2024 to November 9, 2024.

In connection with the Extension Amendment, public stockholders may elect to redeem their shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account established in connection with the Company’s initial public offering (the “Trust Account”), including interest not previously released to the Company to pay franchise and income taxes, divided by the number of then outstanding public shares. If the Extension Amendment is approved by the requisite vote of stockholders, the remaining holders of public shares will retain their right to redeem their public shares when the business combination is submitted to the stockholders, subject to any limitations set forth in the Charter, as amended by the Extension Amendment.

On January 11, 2024, the Company entered into a non-redemption agreement with an unaffiliated investor (the “Holder”) which agreed to acquire from public stockholders of the Company 1,500,000 to 1,700,000 shares of Class A common stock, par value $0.0001 per share, of the Company (“Common Stock”) in the open market, at a prices no higher than the redemption price per share payable to stockholders who exercise redemption rights in connection with the stockholder vote to approve the Company’s proposed business combination (“Business Combination”) with SBC Medical Group Holdings Incorporated, a Delaware corporation (the “Target”), prior to the stockholder meeting to vote on the Extension Amendment (the “Meeting Date”) and to agree to waive its redemption rights and hold the shares until after the closing of the Business Combination. In consideration of the Holder’s agreement to waive its redemption rights with respect to the shares, and subject to (i) the Holder acquiring 1,500,000 to 1,700,000 shares of Common Stock in the open market, and (ii) Holder’s satisfaction of its other obligations under the non-redemption agreement, the Company, on the closing date of the Business Combination, provided that Holder has continued to hold the Holder’s shares through the closing date, Target and Yoshiyuki Aikawa, the chief executive officer of the Target, shall cause to be issued or transferred to Holder a number of shares of Common Stock held by Dr. Aikawa (the “Incentive Shares”), which will equal one (1) Incentive Share for each public share purchased in the open market pursuant to the non-redemption agreement that is continuously owned by Holder until the closing date of the Business Combination. This non-redemption agreement terminates on the earliest to occur of (i) the closing date of the Business Combination, (ii) the termination of the related Business Combination Agreement, or (iii) April 30, 2024 (the “Clearance Date”) if the Company has not cleared all SEC comments to its proxy statement in connection with the Business Combination by that date. On March 15, 2024, the parties to the non-redemption agreement entered into an amendment to the non-redemption agreement to extend the Clearance Date to June 30, 2024, and to agree to close the business combination on or before August 31, 2024.

On February 3, 2024, the Company held a special meeting of stockholders (the “Special Meeting”), and the chairman adjourned the Special Meeting to February 3, 2024. During the Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (i) to extend the date by which the Company has to consummate a business combination from February 9, 2024 to November 9, 2024 for no additional amount to be paid by the Sponsor into the Trust Account and (ii) to provide for the right of a holder of Class B common stock to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Extension Amendment”). The Company’s stockholders elected to redeem an aggregate of 273,334 shares of Class A common stock of the Company in connection with the Special Meeting. Following such redemptions, the amount of funds remaining in the trust account is approximately $17.9 million.

On February 27, 2024, the Company and SBC entered into an Amendment to the Note Purchase Agreement (the “Amended Note Purchase Agreement”), which increased the purchase price of the Note from $1,000,000 to $2,700,000. In connection with entering into the Amended Note Purchase Agreement, the Company and SBC amended the Note (the “Amended Note”) to increase the Principal Amount from $1,000,000 to $2,700,000. In consideration for entering into the Amended Note, each of the parties to the Merger Agreement agreed to release each other party from any claims arising out of any termination of the Merger Agreement or failure to consummate the transactions contemplated thereby.

