Form 10-Q
period 2024-03-31
Pono Capital Two, Inc.
filed 2024-05-20
CIK 1930313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024, there were 5,216,290 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 1 share of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

PONO CAPITAL TWO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash	$1,659,751	$284,394
Prepaid expenses	109,652	110,149
Total Current Assets	1,769,403	394,543
Marketable securities held in Trust Account	17,980,652	20,850,793
Total Assets	$19,750,055	$21,245,336

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$59,950	$43,910
Accrued expenses	510,433	480,050
Promissory Note	2,700,000	1,000,000
Franchise tax payable	43,272	72,978
Income tax payable	56,532	11,317
Excise tax payable	1,030,436	1,000,789
Total Current Liabilities	4,400,623	2,609,044
Deferred underwriting fee payable	4,025,000	4,025,000
Total Liabilities	8,425,623	6,634,044

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 213,605 and 1,922,750 shares at redemption value of $10.80 and $10.72 per share as of March 31, 2024 and December 31, 2023, respectively	$2,306,659	$20,606,204

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 5,002,685 shares issued and outstanding (excluding 213,605 and 1,922,750 shares subject to possible redemption as of March 31, 2024 and December 31, 2023, respectively)	501	357
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 1 share issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	15,305,087	—
Accumulated deficit	(6,287,815)	(5,995,269)
Total Stockholders’ Equity (Deficit)	9,017,773	(5,994,912)
Total Liabilities and Stockholders’ Equity (Deficit)	$19,750,055	$21,245,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL TWO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	March 31, 2024	March 31, 2023
Operating and formation costs	$462,639	$374,488
Franchise tax expense	42,027	13,959
Loss from Operations	(504,666)	(388,447)

Other Income:
Interest and dividend income on investments held in Trust Account	257,335	1,264,475
(Loss) income before income taxes	(247,331)	876,028
Income tax expense	(45,215)	(262,695)
Net (loss) income	$(292,546)	$613,333

Basic weighted average shares outstanding, Class A common stock	5,324,422	12,191,875
Basic net (loss) income per share, Class A common stock	$(0.05)	$0.04
Diluted weighted average shares outstanding, Class A common stock	5,486,070	12,191,875
Diluted net (loss) income per share, Class A common stock	$(0.05)	$0.04
Basic weighted average shares outstanding, Class B common stock	1	2,875,000
Basic net (loss) income per share, Class B common stock	$(0.05)	$0.04
Diluted weighted average shares outstanding, Class B common stock	1	2,875,000
Diluted net (loss) income per share, Class B common stock	$(0.05)	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL TWO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	3,566,874	$357	1	$—	$—	$(5,995,269)	$(5,994,912)
Reclassification of Class A common stock upon purchase by Holder and forfeiture of redemption rights	1,435,811	144	—	—	15,504,766	—	15,504,910
Excise tax	—	—	—	—	(29,647)	—	(29,647)
Accretion of Class A common stock subject to redemption to redemption amount	—	—	—	—	(170,032)	—	(170,032)
Net loss	—	—	—	—	—	(292,546)	(292,546)
Balance at March 31, 2024	5,002,685	$501	1	$—	$15,305,087	$(6,287,815)	$9,017,773

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2022	691,875	$69	2,875,000	$288	$—	$(3,359,028)	$(3,358,671)
Accretion of Class A common stock subject to redemption to redemption amount	—	—	—	—	—	(987,821)	(987,821)
Net income	—	—	—	—	—	613,333	613,333
Balance at March 31, 2023	691,875	$69	2,875,000	$288	$—	$(3,733,516)	$(3,733,159)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL TWO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net (loss) income	$(292,546)	$613,333
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(257,335)	(1,264,475)
Changes in operating assets and liabilities:
Prepaid expenses	497	(13,716)
Accounts payable	16,040	(2,829)
Accrued expenses	30,383	122,817
Franchise tax payable	(29,706)	(111,644)
Income tax payable	45,215	262,695
Net cash used in operating activities	(487,452)	(393,819)

Cash Flows from Investing Activities:
Proceeds from Trust Account for payment to redeeming stockholders	2,964,667	—
Proceeds from Trust Account to pay taxes	162,809	125,603
Net cash provided by investing activities	3,127,476	125,603

Cash Flows from Financing Activities
Proceeds from convertible promissory note	1,700,000	—
Payment to redeeming stockholders	(2,964,667)	—
Net cash used in financing activities	(1,264,667)	—

Net Change in Cash	1,375,357	(268,216)
Cash - Beginning of period	284,394	485,564
Cash - End of period	$1,659,751	$217,348

Supplemental disclosure of non-cash investing and financing activities:
Accretion of Class A common stock subject to redemption to redemption amount	$170,032	$987,821
Reclassification of Class A common stock upon purchase by Holder and forfeiture of redemption rights	$15,504,910	$—
Excise tax related to redemption of Class A common stock	$29,647	$—

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from March 11, 2023 (inception) through March 31, 2024 relates to the Company’s formation and initial public offering (“Initial Public Offering”) and activity related to identifying and completing the business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $6,637,645, consisting of $1,955,000 of cash underwriting fees, $4,025,000 of deferred underwriting fees and $67,275 of costs related to Representative Shares and $590,370 of other offering costs. In addition, at March 31, 2024, $1,659,751 of cash was held outside of the Trust Account and is available for working capital purposes.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern and Liquidity

As of March 31, 2024, the Company had $1,659,751 in cash held outside of the Trust Account, working capital deficit, net of income, franchise, and excise tax payable of $1,500,980 and accumulated deficit of $6,287,815. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. For the three months ended March 31, 2024 and 2023, the Company had loss from operations of $504,666 and $388,447, respectively and net cash used in operating activities was $487,452 and $393,819, respectively. Management plans to address this uncertainty with the successful closing of the business combination. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering held outside of the Trust Account for paying existing accounts payable and consummating the Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed up to $1,500,000 Working Capital Loans (see Note 5) from time to time or at any time, there is no guarantee that the Company will receive such funds. In addition, the Company will have until November 9, 2024 to consummate a business combination. If a business combination is not consummated November 9, 2024, less than one year after the date these unaudited condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, along with the lack of liquidity, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 9, 2024. The Company intends to complete the initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by November 9, 2024.

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

Consideration of IR Act Excise Tax

On May 8, 2023 and February 5, 2024, the Company’s stockholders redeemed 9,577,250 and 273,334 Class A shares, respectively, for a total of $100,078,879 and $2,964,667, respectively. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2024 and determined that a contingent liability should be calculated and recorded. As of March 31, 2024 and December 31, 2023, the Company recorded $1,030,436 and $1,000,789, respectively, of excise tax liability calculated as 1% of shares redeemed.

Proposed Business Combination

On January 31, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”, as amended and restated on June 21, 2023, and as amended by the Fourth Amendment to the Merger Agreement on April 22, 2024, the “Merger Agreement”), by and among the Company, Pono Two Merger Sub, Inc., a Delaware corporation incorporated in January 2023, and a wholly-owned subsidiary of the Company (“Merger Sub”), SBC Medical Group Holdings Incorporated, a Delaware corporation (“SBC”), Mehana Capital, LLC, in its capacity as Purchaser Representative, and Yoshiyuki Aikawa, in his capacity as seller representative.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Merger Consideration (as defined below) otherwise payable to SBC stockholders at the closing is subject to a number of shares of Pono Class A common stock equal to three percent (3.0%) of the Merger Consideration being placed in escrow with an escrow agent to be agreed by the parties, for post-closing adjustments (if any) to the Merger Consideration.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 8, 2023, the Sponsor converted 2,874,999 Founder Shares into 2,874,999 shares of Class A common stock, pursuant to the Third Amended and Restated Certificate of Incorporation of the Company.

On January 11, 2024, the Company entered into a non-redemption agreement with an unaffiliated investor (the “Holder”) which agreed to acquire from public stockholders of the Company 1,500,000 to 1,700,000 shares of Class A common stock, par value $0.0001 per share, of the Company in the open market, at a prices no higher than the redemption price per share payable to stockholders who exercise redemption rights in connection with the stockholder vote to approve the Company’s proposed business combination with SBC, prior to the stockholder meeting to vote on the Extension Amendment (the “Meeting Date”) and to agree to waive its redemption rights and hold the shares until after the closing of the Business Combination. In consideration of the Holder’s agreement to waive its redemption rights with respect to the shares, and subject to (i) the Holder acquiring 1,500,000 to 1,700,000 shares of Class A common stock in the open market, and (ii) Holder’s satisfaction of its other obligations under the non-redemption agreement, the Company, on the closing date of the Business Combination, provided that Holder has continued to hold the Holder’s shares through the closing date, SBC and Yoshiyuki Aikawa, the chief executive officer of the Target, shall cause to be issued or transferred to Holder the incentive shares, which will equal one (1) incentive share for each public share purchased in the open market pursuant to the non-redemption agreement that is continuously owned by holder until the closing date of the Business Combination. This non-redemption agreement originally terminated on the earliest to occur of (i) the closing date of the Business Combination, (ii) the termination of the related Business Combination Agreement, or (iii) April 30, 2024 if the Company had not cleared all SEC comments to its proxy statement in connection with the Business Combination by that date. On March 15, 2024, the parties to the non-redemption agreement entered into an amendment to the non-redemption agreement to extend the clearance date to June 30, 2024, and to agree to close the business combination on or before August 31, 2024.

As of March 31, 2024, the Holder had purchased 1,435,811 Class A common stock, and had forfeited the redemption rights in relation to those shares. As such, it has been determined that the Holder has not yet met the minimum shares required for the transfer of the incentive shares.

On February 5, 2024, the Company held a special meeting of stockholders (the “Second Special Meeting”). During the Second Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (i) to extend the date by which the Company has to consummate a business combination from February 9, 2024 to November 9, 2024 for no additional amount to be paid by the Sponsor into the Trust Account and (ii) to provide for the right of a holder of Class B common stock to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Extension Amendment”). The Company’s stockholders elected to redeem an aggregate of 273,334 shares of Class A common stock of the Company in connection with the Second Special Meeting. Following such redemptions, the amount of funds remaining in the trust account is approximately $17.9 million.

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

Second Amendment to Merger Agreement

On October 26, 2023, Pono entered into the Second Amendment to the A&R Merger Agreement (the “Amendment”) with the parties thereto. Prior to the Amendment, the Pono board of directors as of the Closing was to be designated as follows: (i) three persons designated prior to the Closing by SBC, two of whom must qualify as independent directors; (ii) one person designated prior to the Closing by Pono; and (iii) one person mutually agreed upon and designated prior to the Closing by Pono and SBC, who must qualify as an independent director. Following the Amendment, the Pono board of directors as of the Closing will be designated as follows: (i) three persons designated prior to the Closing by SBC, at least one of whom must qualify as an independent director; (ii) one person designated prior to the Closing by Pono, who must qualify as an independent director; and (iii) one person mutually agreed upon and designated prior to the Closing by Pono and SBC, who must qualify as an independent director.

Third Amendment to Merger Agreement

On December 28, 2023, the parties entered into the Third Amendment to the A&R Merger Agreement (the “Third Amendment”) with the parties thereto. The Third Amendment was entered into solely to extend the Outside Date (as defined in the A&R Merger Agreement) from December 31, 2023 to March 31, 2024.

Fourth Amendment to Merger Agreement

On April 22, 2024, Pono entered into the Fourth Amendment to the Merger Agreement (the “Amendment”) with Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital, LLC, and Dr. Yoshiyuki Aikawa. The Amendment was entered into solely to extend the Outside Date (as defined in the Merger Agreement) to September 30, 2024.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 19, 2024. The interim results for three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any future periods.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments Held in Trust Account

As of March 31, 2024 and December 31, 2023, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest and dividend income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $17,980,652 and $20,850,793 in investments held in the Trust Account as of March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(2,978,500)
Issuance costs allocated to Class A common stock	(6,432,257)
Plus:
Accretion of Class A common stock subject to redemption to redemption amount	15,095,840
Redemption of Class A common stock subject to redemption	(100,078,879)
Class A common stock subject to possible redemption as of December 31, 2023	20,606,204
Plus:
Accretion of Class A common stock subject to redemption to redemption amount	170,032
Redemption of Class A common stock subject to redemption	(2,964,667)
Reclassification of Class A common stock upon purchase by Holder and forfeiture of redemption rights	(15,504,910)
Class A common stock subject to possible redemption as of March 31, 2024	$2,306,659

Income Taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net (Loss) Income Per Share

Net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares outstanding during the period. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net (loss) income per share is the same for Class A and Class B common stock. The Company has not considered the effect of the Public Warrants (as defined in Note 3) and Placement Warrants (as defined in Note 4), to purchase an aggregate of 12,134,375 shares in the calculation of income per share, since the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net (loss) income per share:

	For the three months ended
	March 31, 2024		March 31, 2023
	Class A	Class B	Class A	Class B
Basic net (loss) income per share
Numerator:
Net (loss) income	$(292,546)	$—	$496,299	$117,034
Denominator:
Basic weighted average shares outstanding	5,324,422	1	12,191,875	2,875,000
Basic net (loss) income per share	$(0.05)	$(0.05)	$0.04	$0.04

Diluted net (loss) income per share
Numerator:
Net (loss) income	$(292,546)	$—	$496,299	$117,034
Denominator:
Diluted weighted average shares outstanding	5,486,070	1	12,191,875	2,875,000
Diluted net (loss) income per share	$(0.05)	$(0.05)	$0.04	$0.04

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services to complete a business combination. For the three months ended March 31, 2024 and 2023, $30,000 were incurred and paid to Mehana Capital LLC for these services.

Convertible Promissory Note

On May 18, 2023, the Company entered into a Convertible Promissory Note with SBC, pursuant to which SBC agreed to loan the Company an aggregate principal of $1,000,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and is due and payable upon the earlier to occur of (i) the first business day following the consummation of the Company’s initial Business Combination and (ii) May 17, 2024, unless accelerated upon the occurrence of an event of default.

On February 27, 2024, the Company and SBC entered into an Amendment to the Note (the “Amended Note Purchase Agreement”), which increased the purchase price of the note from $1,000,000 to $2,700,000 and amended the maturity date to the earlier to occur of (i) the first business day following the consummation of the Company’s initial Business Combination and (ii) August 29, 2024, unless accelerated upon the occurrence of an event of default. In consideration for entering into the Amended Note, each of the parties to the Merger Agreement agreed to release each other party from any claims arising out of any termination of the Merger Agreement or failure to consummate the transactions contemplated thereby. The Convertible Promissory Note will automatically convert into Class A Common Stock at one share for each $10 in outstanding principal amount. As of March 31, 2024 and December 31, 2023, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $2,700,000 and $1,000,000, respectively.

Related Party Loans

In order to finance transaction costs in connection with the initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial business combination, the Company will repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial business combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units, at a price of $10.00 per Unit at the option of the lender, upon consummation of the initial business combination. The Units would be identical to the Placement Units. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024 and December 31, 2023, the Company did not have any outstanding related party loans.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the Special Meeting, the Company and the Sponsor entered into non-redemption agreements with certain unaffiliated stockholders owning, in the aggregate, 998,682 shares of the Company’s Class A common stock, pursuant to which such stockholders agreed, among other things, not to redeem or exercise any right to redeem such public shares in connection with the Extension Amendment. On February 5, 2024, the Company’s stockholders approved a proposal to extend the date by which the Company must consummate a business combination from February 9, 2024 to November 9, 2024.

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

On January 11, 2024, the Company entered into a non-redemption agreement with the Holder which agreed to acquire from public stockholders of the Company 1,500,000 to 1,700,000 shares of Class A common stock, par value $0.0001 per share, of the Company in the open market, at a prices no higher than the redemption price per share payable to stockholders who exercise redemption rights in connection with the stockholder vote to approve the Company’s proposed business combination with the Target, prior to the Meeting Date and to agree to waive its redemption rights and hold the shares until after the closing of the Business Combination. In consideration of the Holder’s agreement to waive its redemption rights with respect to the shares, and subject to (i) the Holder acquiring 1,500,000 to 1,700,000 shares of Common Stock in the open market, and (ii) Holder’s satisfaction of its other obligations under the non-redemption agreement, the Company, on the closing date of the Business Combination, provided that Holder has continued to hold the Holder’s shares through the closing date, Target and Yoshiyuki Aikawa, the chief executive officer of the Target, shall cause to be issued or transferred to Holder a number of shares of Common Stock held by Dr. Aikawa (the “Incentive Shares”), which will equal one (1) Incentive Share for each public share purchased in the open market pursuant to the non-redemption agreement that is continuously owned by Holder until the closing date of the Business Combination. This non-redemption agreement terminates on the earliest to occur of (i) the closing date of the Business Combination, (ii) the termination of the related Business Combination Agreement, or (iii) April 30, 2024 if the Company has not cleared all SEC comments to its proxy statement in connection with the Business Combination by that date. On March 15, 2024, the parties to the non-redemption agreement entered into an amendment to the non-redemption agreement to extend the Clearance Date to June 30, 2024, and to agree to close the business combination on or before August 31, 2024.

As of March 31, 2024, the Holder had purchased 1,435,811 Class A common stock, and had forfeited the redemption rights in relation to those shares. As such, it has been determined that the Holder has not yet met the minimum shares required for the transfer of the incentive shares.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 5,216,290 and 5,489,624 shares of Class A common stock issued and outstanding, including 213,605 and 1,922,750 shares of Class A common stock subject to possible redemption and classified as temporary equity. As of March 31, 2024, the remaining 5,002,685 shares are classified as permanent equity and are comprised of 2,874,999 shares that were converted from Class B common stock into Class A common stock, 634,375 shares included in the Placement Units, 57,500 Representative Shares, and 1,435,811 shares purchased by the Holder for which the Holder forfeited redemption rights. As of December 31, 2023, the remaining 3,566,874 shares are classified as permanent equity and are comprised of 2,874,999 shares that were converted from Class B common stock, 634,375 shares included in the Placement Units and 57,500 Representative Shares.

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there was 1 share of Class B common stock issued and outstanding.

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

On May 8, 2023, the Sponsor converted 2,874,999 Founder Shares of Class B common stock into 2,874,999 shares of Class A common stock.

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants — As of March 31, 2024 and December 31, 2023, there were 11,500,000 Public Warrants and 634,375 Placement Warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of the initial business combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of shares of Class A common stock. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

PONO CAPITAL TWO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8. INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was (18)% and 30%, respectively. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to non-deductible transaction costs and the change in the valuation allowance.

The Company has used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2024 and 2023. The Company believes that, at this time, the use of the discrete method for the three months ended March 31, 2024 and 2023 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Marketable securities held in Trust Account:
U.S. Treasury Securities	$17,980,652	$17,980,652	$—	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Marketable securities held in Trust Account:
U.S. Treasury Securities	$20,850,793	$20,850,793	$—	$—

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On April 2, 2024, the Company received a notice from Nasdaq indicating that the Company was not in compliance with the required 1,100,000 publicly held shares for continued listing on the Nasdaq. The letter is only a notification of deficiency, and has no current effect on the listing or trading of the Company’s securities on Nasdaq. The Company submitted its plan to regain compliance on May 16, 2024.

On May 6, 2024, the Company received a written notice from Nasdaq stating that the Company’s listed securities failed to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 which is a requirement for continued listing on The Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Requirement”) based upon the Company’s MVPHS for the 34 consecutive business days prior to the date of the notice. The notice has no immediate effect on the listing of the Company’s securities on Nasdaq. In accordance with the Nasdaq listing rules, the Company has been provided 180 calendar days, or until November 4, 2024, to regain compliance. To regain compliance, the Company must maintain a minimum MVPHS of $15,000,000 for a period of ten (10) consecutive days.

On May 7, 2024, the Company received a separate written notice from Nasdaq stating that the Company no longer complies with Nasdaq’s continued listing rules on The Nasdaq Global Market due to the Company not having maintained a minimum of 400 total holders for continued listing, as required pursuant to Nasdaq Listing Rule 5450(a)(2) (the “Total Holders Requirement”). The notice has no immediate effect on the listing of the Company’s securities on Nasdaq. In accordance with the Nasdaq listing rules, the Company had 45 calendar days to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq can grant the Company an extension of up to 180 calendar days from the date of the letter to evidence compliance. The Company submitted its plan to regain compliance on May 16, 2024.

Amendment to Merger Agreement

On April 22, 2024, the Company entered into the Fourth Amendment to the Merger Agreement with the parties thereto. The Amendment was entered into solely to extend the Outside Date to September 30, 2024.

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

On May 5, 2023, the Company held a special meeting of stockholders (the “Special Meeting”), and the chairman adjourned the Special Meeting to May 8, 2023. On May 8, 2023, the Company held the Special Meeting. During the Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (i) to extend the date by which the Company has to consummate a business combination from May 9, 2023 to February 9, 2024 for no additional amount to be paid by the Sponsor into the Trust Account, and (ii) to provide for the right of a holder of Class B common stock to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder. As approved by the stockholders of the Company, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on May 8, 2023. The Company’s stockholders elected to redeem an aggregate of 9,577,250 shares of Class A common stock of the Company in connection with the Special Meeting. Following such redemptions, the amount of funds remaining in the trust account is approximately $20.0 million. On February 5, 2024, the Company’s stockholders approved a proposal to extend the date by which the Company must consummate a business combination from February 9, 2024 to November 9, 2024.

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

On October 26, 2023, the Company entered into the Second Amendment to the Merger Agreement (the “Amendment”) with the parties thereto. Prior to the Amendment, the Pono board of directors as of the Closing was to be designated as follows: (i) three persons designated prior to the Closing by SBC, two of whom must qualify as independent directors; (ii) one person designated prior to the Closing by the Company; and (iii) one person mutually agreed upon and designated prior to the Closing by the Company and SBC, who must qualify as an independent director. Following the Amendment, the Company board of directors as of the Closing will be designated as follows: (i) three persons designated prior to the Closing by SBC, at least one of whom must qualify as an independent director; (ii) one person designated prior to the Closing by the Company, who must qualify as an independent director; and (iii) one person mutually agreed upon and designated prior to the Closing by the Company and SBC, who must qualify as an independent director.

On December 28, 2023, the Company entered into the Third Amendment to the Merger Agreement (the “Amendment”) with the parties thereto. The Amendment was entered into solely to extend the Outside Date (as defined in the Merger Agreement) from December 31, 2023 to March 31, 2024.

On January 11, 2024, the Company entered into a non-redemption agreement with an unaffiliated investor (the “Holder”) which agreed to acquire from public stockholders of the Company 1,500,000 to 1,700,000 shares of Class A common stock, par value $0.0001 per share, of the Company in the open market, at a prices no higher than the redemption price per share payable to stockholders who exercise redemption rights in connection with the stockholder vote to approve the Company’s proposed business combination with SBC, prior to the stockholder meeting to vote on the Extension Amendment (the “Meeting Date”) and to agree to waive its redemption rights and hold the shares until after the closing of the Business Combination. In consideration of the Holder’s agreement to waive its redemption rights with respect to the shares, and subject to (i) the Holder acquiring 1,500,000 to 1,700,000 shares of Class A common stock in the open market, and (ii) Holder’s satisfaction of its other obligations under the non-redemption agreement, the Company, on the closing date of the Business Combination, provided that Holder has continued to hold the Holder’s shares through the closing date, SBC and Yoshiyuki Aikawa, the chief executive officer of the Target, shall cause to be issued or transferred to holder the incentive shares, which will equal one (1) incentive share for each public share purchased in the open market pursuant to the non-redemption agreement that is continuously owned by Holder until the closing date of the Business Combination. This non-redemption agreement originally terminated on the earliest to occur of (i) the closing date of the Business Combination, (ii) the termination of the related Business Combination Agreement, or (iii) April 30, 2024 if the Company had not cleared all SEC comments to its proxy statement in connection with the Business Combination by that date. On March 15, 2024, the parties to the non-redemption agreement entered into an amendment to the non-redemption agreement to extend the clearance date to June 30, 2024, and to agree to close the business combination on or before August 31, 2024. As of March 31, 2024, the Holder had purchased 1,435,811 Class A common stock, and had forfeited the redemption rights in relation to those shares. As such, it has been determined that the Holder has not yet met the minimum share requirement for the transfer of the incentive shares.

On February 5, 2024, the Company held a special meeting of stockholders (the “Second Special Meeting”). During the Second Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (i) to extend the date by which the Company has to consummate a business combination from February 9, 2024 to November 9, 2024 for no additional amount to be paid by the Sponsor into the Trust Account and (ii) to provide for the right of a holder of Class B common stock to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Extension Amendment”). the Company’s stockholders elected to redeem an aggregate of 273,334 shares of Class A common stock of the Company in connection with the Second Special Meeting. Following such redemptions, the amount of funds remaining in the trust account is approximately $17.9 million.

On April 22, 2024, the Company entered into the Fourth Amendment to the Merger Agreement with the parties thereto. The Amendment was entered into solely to extend the Outside Date to September 30, 2024.

Issuance of Convertible Promissory Note

On May 18, 2023, the Company entered into a Convertible Promissory Note with SBC, pursuant to which SBC agreed to loan the Company an aggregate principal of $1,000,000 (the “Convertible Promissory Note”). The Convertible Promissory Note is non-interest bearing and is due and payable upon the earlier to occur of (i) the first business day following the consummation of the Company’s initial Business Combination and (ii) May 17, 2024, unless accelerated upon the occurrence of an event of default.

On February 27, 2024, the Company and SBC entered into an Amendment to the Note (the “Amended Note Purchase Agreement”), which increased the purchase price of the note from $1,000,000 to $2,700,000 and amended the maturity date to the earlier to occur of (i) the first business day following the consummation of the Company’s initial Business Combination and (ii) August 29, 2024, unless accelerated upon the occurrence of an event of default. In consideration for entering into the Amended Note, each of the parties to the Merger Agreement agreed to release each other party from any claims arising out of any termination of the Merger Agreement or failure to consummate the transactions contemplated thereby. The Convertible Promissory Note will automatically convert into Class A Common Stock at one share for each $10 in outstanding principal amount. As of March 31, 2024 and December 31, 2023, the outstanding balance under the Convertible Promissory Note amounted to an aggregate of $2,700,000 and $1,000,000, respectively.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 11, 2022 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $292,546, which resulted from operating and formation costs of $462,639, franchise tax expense of $42,027, and income tax expense of $45,215, partially offset by interest and dividend income on investments held in the Trust Account for $257,335.

For the three months ended March 31, 2023, we had net income of $613,333 which resulted from interest and dividend income on investments held in the Trust Account for $1,264,475, partially offset by operating and formation costs of $374,488, franchise tax expense of $13,959, and income tax expense of $262,695.

Liquidity, Capital Resources, and Going Concern

For the three months ended March 31, 2024, net cash used in operating activities was $487,452, which was due to interest and dividend income on investments held in the Trust Account of $257,335 and net loss of $292,546, offset by a change in operating assets and liabilities of $62,429.

For the three months ended March 31, 2023, net cash used in operating activities was $393,819, which was due to interest and dividend income on investments held in the Trust Account of $1,264,475, offset by net income of $613,333 and by a change in operating liabilities of $257,323.

For the three months ended March 31, 2024, net cash provided by investing activities was $3,127,476 which was due to payments to redeeming stockholders of $2,964,667, offset by proceeds from the Trust Account to reimburse previously paid income taxes and pay franchise taxes of $162,809.

For the three months ended March 31, 2023, net cash provided by investing activities was $125,603, which was due to proceeds from the Trust Account to pay franchise taxes.

For the three months ended March 31, 2024, net cash used in financing activities was $1,264,667, which was due to payments to redeeming stockholders of $2,964,667 and proceeds from the amended convertible promissory note of $1,700,000.

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

As of March 31, 2024, the Company had $1,659,751 in cash held outside of the Trust Account, working capital deficit, net of income tax, franchise, and excise tax payable of $1,500,980 and accumulated deficit of $6,287,815. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. For the three months ended March 31, 2024 and 2023, the Company had loss from operations of $504,666 and $388,447, respectively and net cash used in operating activities was $487,452 and $393,819, respectively. Management plans to address this uncertainty with the successful closing of the business combination. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering held outside of the Trust Account for paying existing accounts payable and consummating the Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed up to $1,500,000 Working Capital Loans (see Note 5) from time to time or at any time, there is no guarantee that the Company will receive such funds. In addition, the Company will have until November 9, 2024 to consummate a business combination. If a business combination is not consummated by November 9, 2024, less than one year after the date these unaudited condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, along with the lack of liquidity, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 9, 2024. The Company intends to complete the initial business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by November 9, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements.

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

Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a business combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to Mehana Capital LLC, the Sponsor, $10,000 per month for these services to complete a business combination. For the three months ended March 31, 2024 and 2023, $30,000 was incurred and paid to Mehana Capital LLC for these services.

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

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Item 1. Condensed Consolidated Financial Statements (Unaudited)” of this report.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 1A. RISK FACTORS

Nasdaq may delist our securities from its exchange which could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.

On April 2, 2024, we received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with Nasdaq Listing Rule 5450(b)(2), which requires us to have at least 1,100,000 publicly held shares for continued listing on the Nasdaq Global Market (the “Minimum Public Shares Requirement”). The notice states that we had 45 calendar days to submit a plan to regain compliance with the Minimum Public Shares Requirement. We timely submitted a compliance plan within the specified period.

On May 6, 2024, we received a separate written notice from Nasdaq stating that our listed securities failed to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000, which is a requirement for continued listing on The Nasdaq Global Market in accordance with Nasdaq Listing Rule 5450(b)(2)(C) (the “MVPHS Requirement”) based upon our MVPHS for the 34 consecutive business days prior to the date of the notice. In accordance with the Nasdaq listing rules, we have been provided 180 calendar days, or until November 4, 2024, to regain compliance. To regain compliance, we must maintain a minimum MVPHS of $15,000,000 for a period of ten (10) consecutive days.

Additionally, on May 7, 2024, we received a separate written notice from Nasdaq stating that we no longer comply with Nasdaq’s continued listing rules on The Nasdaq Global Market due to not having maintained a minimum of 400 total holders for continued listing, as required pursuant to Nasdaq Listing Rule 5450(a)(2) (the “Total Holders Requirement”). In accordance with the Nasdaq listing rules, we had 45 calendar days to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq can grant us an extension of up to 180 calendar days from the date of the letter to evidence compliance. We timely submitted a compliance plan within the specified period.

The notices have no immediate effect on the listing of the Company’s securities on Nasdaq. On May 16, 2024, we timely submitted a compliance plan and requested additional time to complete a business combination and to meet Nasdaq’s Minimum Public Shares Requirement and Total Holders Requirement. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the relevant notice to evidence compliance. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel. Should we fail to obtain from Nasdaq such an extension, our securities may be delisted and that could limit investors’ ability to make transactions in its securities and subject us to additional trading restrictions.

Except as disclosed above, there have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1 †	Amended and Restated Agreement and Plan of Merger, dated June 21, 2023, by and among Pono, Merger Sub, SBC, Yoshiyuki Aikawa, and the Seller Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 22, 2023).
2.2	Fourth Amendment to Amended and Restated Agreement and Plan of Merger, dated April 22, 2024, by and among Pono, Merger Sub, SBC, Yoshiyuki Aikawa, and the Seller Representative (incorporated by reference to Exhibit 2.2 filed with the Form 8-K filed by the Registrant on April 23, 2024).
3.1	Third Amended and Restated Certificate of Incorporation dated August 4, 2022 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on August 9, 2022).
3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, dated May 8, 2023 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on May 8, 2023).
3.3	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, dated February 5, 2024 (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on February 8, 2024).
3.4	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on June 14, 2022).
10.1	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 18, 2024).
10.2	Amendment to the Non-Redemption Agreement (incorporated by reference to Exhibit 10.19 filed with the Annual Report on Form 10-K filed by the Registrant on March 19, 2024).
10.3	Amendment to Note Purchase Agreement, dated as of February 27, 2024, by and between Pono Capital Two, Inc. and SBC Medical Group Holdings Incorporated. (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on March 1, 2024).
10.4	Amendment No. 1 to Convertible Promissory Note. (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on March 1, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Pono Capital Two, Inc.

Date: May 20, 2024	By:	/s/ Darryl Nakamoto
	Name:	Darryl Nakamoto
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pono Capital Two, Inc.

Date: May 20, 2024	By:	/s/ Allison Van Orman
	Name:	Allison Van Orman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

