Form 10-Q
period 2024-09-30
SBC Medical Group Holdings Inc
filed 2024-11-13
CIK 1930313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41462

SBC Medical Group Holdings Incorporated

(Exact name of registrant as specified in its charter)

Delaware	88-1192288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Spectrum Center Dr. STE 300 Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 949-593-0250

Pono Capital Two, Inc.

643 Ilalo St. #102

Honolulu, Hawaii 96813

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on Which Registered
Common Stock, $0.0001 par value per share	SBC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	SBCWW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2024, there were 103,020,816 shares of common stock, par value $0.0001 per share, issued and outstanding.

SBC Medical Group Holdings Incorporated

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SBC MEDICAL GROUP HOLDINGS INCORPORATED

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$137,393,070	$103,022,932
Accounts receivable	1,944,604	1,437,077
Accounts receivable – related parties	27,835,179	33,676,672
Inventories	1,985,883	3,090,923
Finance lease receivables, current – related parties	8,443,338	6,143,564
Customer loans receivable, current	16,125,086	8,484,753
Prepaid expenses and other current assets	8,372,668	10,050,005
Total current assets	202,099,828	165,905,926

Non-current assets:
Property and equipment, net	13,194,414	13,582,017
Intangible assets, net	16,218,233	19,739,276
Long-term investments	4,905,115	849,434
Goodwill, net	3,545,391	3,590,791
Finance lease receivables, non-current – related parties	4,629,047	3,420,489
Operating lease right-of-use assets	5,251,418	5,919,937
Deferred tax assets	624,564	—
Customer loans receivable, non-current	6,590,301	6,444,025
Long-term prepayments	4,308,810	4,099,763
Long-term investments in MCs – related parties	19,561,069	19,811,555
Other assets	15,550,402	15,442,058
Total non-current assets	94,378,764	92,899,345
Total assets	$296,478,592	$258,805,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,873,829	$26,531,944
Current portion of long-term loans	136,683	156,217
Notes payable, current – related parties	10,202,360	3,369,203
Advances from customers	565,495	2,074,457
Advances from customers – related parties	18,994,015	23,058,175
Income tax payable	8,000,808	8,782,930
Operating lease liabilities, current	4,060,844	3,885,812
Accrued liabilities and other current liabilities	12,054,047	21,009,009
Due to related party	3,532,453	3,583,523
Total current liabilities	72,420,534	92,451,270

SBC MEDICAL GROUP HOLDINGS INCORPORATED
UNAUDITED CONSOLIDATED BALANCE SHEETS — (Continued)

	September 30, 2024	December 31, 2023
Non-current liabilities:
Long-term loans	686,470	1,062,722
Notes payable, non-current – related parties	11,659,022	11,948,219
Deferred tax liabilities	3,515,825	6,013,565
Operating lease liabilities, non-current	1,528,972	2,444,316
Other liabilities	1,147,345	1,074,930
Total non-current liabilities	18,537,634	22,543,752
Total liabilities	90,958,168	114,995,022

Stockholders’ equity:
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023)**	—	—
Common stock ($0.0001 par value, 400,000,000 shares authorized, 103,020,816 and 94,192,433 shares issued and outstanding as of September 30, 2024 and December 31, 2023)**	10,302	9,419
Additional paid-in capital**	60,825,115	36,879,281
Treasury stock receivable (270,000 shares of common stock) - related party	(2,700,000)	—
Retained earnings	182,923,786	142,848,732
Accumulated other comprehensive loss	(36,078,149)	(37,578,255)
Total SBC Medical Group Holdings Incorporated’s stockholders’ equity	204,981,054	142,159,177
Non-controlling interests	539,370	1,651,072
Total stockholders’ equity	205,520,424	143,810,249
Total liabilities and stockholders’ equity	$296,478,592	$258,805,271

**	Retrospectively restated for effect of reverse recapitalization on September 17, 2024.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net – related parties	$51,209,243	$45,119,709	$152,718,488	$125,336,653
Revenues, net	1,875,640	2,158,976	8,276,517	5,856,076
Total revenues, net	53,084,883	47,278,685	160,995,005	131,192,729
Cost of revenues	9,845,793	13,780,309	38,816,865	37,256,066
Gross profit	43,239,090	33,498,376	122,178,140	93,936,663

Operating expenses:
Selling, general and administrative expenses	16,597,032	13,446,618	43,784,637	46,885,138
Stock-based compensation	12,807,455	—	12,807,455	—
Misappropriation loss	—	28,516	—	380,766
Total operating expenses	29,404,487	13,475,134	56,592,092	47,265,904

Income from operations	13,834,603	20,023,242	65,586,048	46,670,759

Other income (expenses):
Interest income	7,950	10,234	37,283	86,345
Interest expense	(5,466)	(3,978)	(15,898)	(37,380)
Other income	65,922	1,138,869	721,894	3,875,723
Other expenses	(795,158)	(98,314)	(2,746,450)	(581,239)
Gain on disposal of subsidiary	—	—	3,813,609	—
Total other income (expenses)	(726,752)	1,046,811	1,810,438	3,343,449

Income before income taxes	13,107,851	21,070,053	67,396,486	50,014,208

Income tax expense	10,273,384	13,012,262	27,254,478	25,683,244

Net income	2,834,467	8,057,791	40,142,008	24,330,964
Less: net income (loss) attributable to non-controlling interests	1,573	(298,623)	66,954	(696,812)
Net income attributable to SBC Medical Group Holdings Incorporated	$2,832,894	$8,356,414	$40,075,054	$25,027,776

Other comprehensive income (loss):
Foreign currency translation adjustment	$20,783,646	$(974,249)	$1,543,245	$(19,825,222)
Reclassification of unrealized gain on available-for-sale debt security to net income when realized, net of tax effect of nil and $(97,856) for the three months ended September 30, 2024 and 2023, respectively; nil and $(97,856) for the nine months ended September 30, 2024 and 2023, respectively	—	(205,383)	—	(8,760)
Total comprehensive income	23,618,113	6,878,159	41,685,253	4,496,982
Less: comprehensive income (loss) attributable to non-controlling interests	180,093	(387,948)	110,093	(1,129,475)
Comprehensive income attributable to SBC Medical Group Holdings Incorporated	$23,438,020	$7,266,107	$41,575,160	$5,626,457

Net income per share attributable to SBC Medical Group Holdings Incorporated**
Basic and diluted	$0.03	$0.09	$0.42	$0.27
Weighted average shares outstanding**
Basic and diluted	95,095,144	94,192,433	94,495,533	94,192,433

**	Retrospectively restated for effect of reverse recapitalization on September 17, 2024.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Common Stock		Additional Paid-in	Treasury Stock	Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated’s Stockholders’	Non- controlling	Total Stockholders’
	Number	Amount	Capital	Receivable	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2023, previously reported	7,949,000	$795	$36,887,905	—	$142,848,732	$(37,578,255)	$142,159,177	$1,651,072	$143,810,249
Effect of reverse recapitalization	86,243,433	8,624	(8,624)	—	—	—	—	—	—
Balance as of December 31, 2023, restated	94,192,433	9,419	36,879,281	—	142,848,732	(37,578,255)	142,159,177	1,651,072	143,810,249
Disposal of subsidiary	—	—	—	—	—	—	—	(1,221,795)	(1,221,795)
Net income (loss)	—	—	—	—	18,757,752	—	18,757,752	(7,536)	18,750,216
Foreign currency translation adjustment	—	—	—	—	—	(10,109,388)	(10,109,388)	(84,464)	(10,193,852)
Balance as of March 31, 2024, restated	94,192,433	9,419	36,879,281	—	161,606,484	(47,687,643)	150,807,541	337,277	151,144,818
Net income	—	—	—	—	18,484,408	—	18,484,408	72,917	18,557,325
Foreign currency translation adjustment	—	—	—	—	—	(8,995,632)	(8,995,632)	(50,917)	(9,046,549)
Balance as of June 30, 2024, restated	94,192,433	9,419	36,879,281	—	180,090,892	(56,683,275)	160,296,317	359,277	160,655,594
Reverse recapitalization, net of transaction costs	5,080,820	508	8,407,380	—	—	—	8,407,888	—	8,407,888
Issuance of common stock to settle convertible note	270,000	27	2,699,973	(2,700,000)	—	—	—	—	—
Issuance of common stock as incentive shares	339,565	34	(34)	—	—	—	—	—	—
Stock-based compensation	—	—	12,807,455	—	—	—	12,807,455	—	12,807,455
Issuance of common stock from exercise of stock warrants	3,137,998	314	31,060	—	—	—	31,374	—	31,374
Net income	—	—	—	—	2,832,894	—	2,832,894	1,573	2,834,467
Foreign currency translation adjustment	—	—	—	—	—	20,605,126	20,605,126	178,520	20,783,646
Balance as of September 30, 2024	103,020,816	$10,302	$60,825,115	(2,700,000)	$182,923,786	$(36,078,149)	$204,981,054	$539,370	$205,520,424

	Common Stock*		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated’s Stockholder’s	Non- controlling	Total Stockholder’s
	Number	Amount	Capital*	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2022, previously reported	1	$—	$26,624,694	$103,478,696	$(24,853,275)	$105,250,115	$2,599,968	$107,850,083
Effect of reverse recapitalization	11	—	—	—	—	—	—	—
Balance as of December 31, 2022, restated	12	—	26,624,694	103,478,696	(24,853,275)	105,250,115	2,599,968	107,850,083
Issuance of common stock	11,850	1	9	—	—	10	—	10
Net income	—	—	—	6,002,440	—	6,002,440	415,451	6,417,891
Unrealized gain on available-for-sale debt security, net of tax effect of $15,575	—	—	—	—	30,062	30,062	—	30,062
Foreign currency translation adjustment	—	—	—	—	(10,945,737)	(10,945,737)	(26,603)	(10,972,340)
Balance as of March 31, 2023, restated	11,862	1	26,624,703	109,481,136	(35,768,950)	100,336,890	2,988,816	103,325,706
Net income (loss)	—	—	—	10,668,922	—	10,668,922	(813,640)	9,855,282
Unrealized gain on available-for-sale debt security, net of tax effect of $86,150	—	—	—	—	166,561	166,561	—	166,561
Foreign currency translation adjustment	—	—	—	—	(7,561,898)	(7,561,898)	(316,735)	(7,878,633)
Balance as of June 30, 2023, restated	11,862	1	26,624,703	120,150,058	(43,164,287)	103,610,475	1,858,441	105,468,916
Issuance of common stock	94,180,571	9,418	(8,623)	—	—	795	—	795
Net income (loss)	—	—	—	8,356,414	—	8,356,414	(298,623)	8,057,791
Reclassification of unrealized gain on available-for-sale debt security to net income when realized, net of tax effect of $(97,856)	—	—	—	—	(205,383)	(205,383)	—	(205,383)
Deemed contribution in connection with disposal of property and equipment	—	—	9,620,453	—	—	9,620,453	—	9,620,453
Deemed contribution in connection with reorganization	—	—	642,748	—	—	642,748	—	642,748
Foreign currency translation adjustment	—	—	—	—	(884,924)	(884,924)	(89,325)	(974,249)
Balance as of September 30, 2023, restated	94,192,433	$9,419	$36,879,281	$128,506,472	$(44,254,594)	$121,140,578	$1,470,493	$122,611,071

*	Retrospectively restated for effect of share issuances on September 8, 2023.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,142,008	$24,330,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,867,781	9,688,640
Non-cash lease expense	2,908,990	2,424,220
Provision for (reversal of) credit losses	(127,196)	282,934
Stock-based compensation	12,807,455	—
Impairment loss on property and equipment	—	204,026
Realized gain on short-term investments	—	(223,164)
Fair value change of long-term investments	1,682,282	—
Gain on disposal of subsidiary	(3,813,609)	—
Loss (gain) on disposal of property and equipment and intangible assets	185,284	(249,532)
Deferred income taxes	(2,154,837)	(1,379,922)
Changes in operating assets and liabilities:
Accounts receivable	(804,000)	(924,061)
Accounts receivable – related parties	4,971,911	(19,979,099)
Inventories	763,075	(4,038,874)
Finance lease receivables – related parties	(3,430,267)	17,241,740
Customer loans receivable	12,860,220	—
Prepaid expenses and other current assets	902,230	8,173,153
Long-term prepayments	432,380	(1,991,626)
Other assets	(348,178)	(1,884,352)
Accounts payable	(10,511,619)	6,712,977
Notes payable – related parties	(14,030,092)	—
Advances from customers	(1,401,437)	(681,973)
Advances from customers – related parties	(3,565,778)	(7,430,332)
Income tax payable	(549,446)	16,518,062
Operating lease liabilities	(2,971,946)	(2,335,113)
Accrued liabilities and other current liabilities	(9,010,270)	298,743
Accrued retirement compensation expense – related party	—	(22,082,643)
Other liabilities	81,290	79,215
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,886,231	22,753,983

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,974,285)	(2,299,045)
Purchase of intangible assets	—	(1,683,030)
Purchase of convertible note	(1,700,000)	(1,000,000)
Prepayments for property and equipment	(843,740)	(417,353)
Advances to related parties	(617,804)	(1,017,292)
Payments made on behalf of a related party	(5,245,990)	—
Purchase of short-term investments	—	(2,106,720)
Purchase of long-term investments	(331,496)	—
Long-term investments in MCs - related parties	—	(26,780)
Cash received for acquisition of subsidiary, net of cash received	—	722,551
Long-term loans to others	(80,793)	(421,429)
Repayments from related parties	5,990,990	734,358
Repayments from others	62,927	47,356
Proceeds from sales of short-term investments	—	4,125,813
Proceeds from surrender of life insurance policies	—	3,954,760
Disposal of subsidiary, net of cash disposed of	(815,819)	—
Proceeds from disposal of property and equipment	1,971	8,046,007
NET CASH PROVIDED BY (USD IN) INVESTING ACTIVITIES	(5,554,039)	8,659,196

SBC MEDICAL GROUP HOLDINGS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	—	12,310,106
Proceeds from reverse recapitalization, net of transaction costs	11,707,417	—
Proceeds from issuance of common stock	—	10
Proceeds from exercise of stock warrants	31,374	—
Repayments of long-term loans	(89,448)	(8,691,462)
Repayments to related parties	(65,305)	(7,619,266)
Deemed contribution in connection with disposal of property and equipment	—	9,620,453
Deemed contribution in connection with reorganization	—	642,748
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,584,038	6,262,589

Effect of changes in foreign currency exchange rate	453,908	(11,982,793)

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,370,138	25,692,975
CASH AND CASH EQUIVALENTS AS OF THE BEGINNING OF THE PERIOD	103,022,932	51,737,994
CASH AND CASH EQUIVALENTS AS OF THE END OF THE PERIOD	$137,393,070	$77,430,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$15,898	$37,380
Cash paid for income taxes	$31,332,123	$12,608,072

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment transferred from long-term prepayments	$164,781	$7,681,830
An intangible asset transferred from long-term prepayments	$—	$17,666,115
Settlement of loan payable to a related party in connection with disposal of property and equipment	$—	$4,163,604
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,029,518
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	$2,408,752	$2,110,079
Issuance of promissory notes to related parties in connection with loan services provided	$20,398,301	$—
Issuance of common stock to a related party to settle convertible note	$2,700,000	$—
Settlement of loan payable to a related party in connection with issuance of common stock	$—	$795
Non-cash purchase consideration for an asset acquisition	$—	$705,528

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Overview

SBC Medical Group Holdings Incorporated (“SBC Holding”) was originally incorporated under the laws of the state of Delaware on March 11, 2022 as a special purpose acquisition corporation under the name Pono Two Capital, Inc. (“Pono”) for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

SBC Medical Group, Inc. (formerly known as SBC Medical Group Holdings Incorporated, “SBC USA”, “Legacy SBC”), through its consolidated subsidiaries and variable interest entity (“VIE”), is principally engaged in medical industry to provide comprehensive management services to the medical corporations and their clinics, including but not limited to licensure of the use of the trademark and brand name of “Shonan Beauty Clinic”, sales of medical equipment, medical consumables procurement services, and management of customer’s loyalty program, etc.

Reverse Recapitalization

On September 17, 2024, Pono consummated the merger transaction pursuant to the agreement by and among Pono, Pono Two Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of Pono, and SBC USA (the “Merger Agreement”), whereby Merger Sub merged with and into SBC USA, the separate corporation existence of Merger Sub ceased and SBC USA survived the merger as a wholly owned subsidiary of Pono (“Pono Merger”). In connection with the consummation of Pono Merger, Pono changed its name to “SBC Medical Group Holdings Incorporated” and SBC USA changed its name to “SBC Medical Group, Inc.” and, among other transactions contemplated by the Merger Agreement, the existing equity holders of SBC USA exchanged their equity interests of SBC USA for equity interests of Pono.

On September 17, 2024, the Company received net cash of $11,707,417 from Pono Merger. The Company also assumed $416,799 in prepaid expenses and other current assets, $1,108 in accounts payable, $14,431 in income tax payable, $2,700,000 in convertible note payable, which was subsequently converted to 270,000 shares upon the consummation of Pono Merger, $1,000,789 in accrued liabilities and other current liabilities, common stock of $508 and additional paid-in capital of $8,407,380.

The total funds from Pono Merger of $11,707,417 were available to repay certain indebtedness, transaction costs and for general corporate purposes, which primarily consisted of investment banking, legal, accounting, and other professional fees as follows:

Cash—Pono working capital cash	$766,735
Cash—Pono trust	16,731,409
Less: transaction costs and advisory fees	5,790,727
Net proceeds from Pono Merger	$11,707,417

Pono Merger was accounted for as a reverse recapitalization under the accounting principles generally accepted in the United States of America (“U.S. GAAP”). SBC USA was determined to be the accounting acquirer and Pono was treated as the acquired company for financial reporting purposes. Accordingly, the financial statements of the combined company represent a continuation of the financial statements of SBC USA.

Unless the context indicates otherwise, any references herein to the “Company”, “we”, “us” and “our” refer to 1) SBC USA and its consolidated subsidiaries and VIE prior to the consummation of Pono Merger and to 2) SBC Holding and its consolidated subsidiaries and VIE following Pono Merger; and reference herein to “Pono” refers to SBC Holding prior to the consummation of Pono Merger.

Reorganization

In June 2020 and April 2022, SBC Inc., a company incorporated in Japan in June 2007, and Advice Innovation Co., Ltd., a company incorporated in Japan in December 2018, were merged with and into SBC Medical Group Co., Ltd. (“SBC Japan”), respectively, with SBC Japan being the surviving entity in such mergers. SBC Japan is a company incorporated in Japan in September 2017 and previously known as Aikawa Medical Management Co., Ltd.

In April 2023, SBC Japan acquired 100% equity interest of L’Ange Cosmetique Co., Ltd. (“L’Ange Sub”), a company incorporated in Japan in June 2003, and Shobikai Co., Ltd. (“Shobikai Sub”), a company incorporated in Japan in June 2014, through share exchange. As a result, L’Ange Sub and Shobikai Sub become wholly owned subsidiaries of SBC Japan.

In August 2023, SBC Japan and L’Ange Sub disposed of their entire equity interest in Ai Inc. and Lange Inc., respectively, both incorporated in the Federated States of Micronesia in January 2022, for cash. As a result, Ai Inc. and Lange Inc. cease to be subsidiaries of the Company, with the related investment in capital being treated as a deemed distribution and the disposal proceeds treated as a deemed contribution.

In September 2023, SBC USA acquired 100% equity interest of SBC Japan through share exchange with one share of its common stock. As a result, SBC Japan becomes a wholly owned subsidiary of SBC USA.

The above reorganization has been accounted for as a recapitalization among entities under common control since the same controlling shareholder controlled these entities before and after the reorganization. The consolidation of the Company has been accounted for at historical cost and prepared on the basis as if the transactions had become effective as of the beginning of the earliest period presented in the accompanying consolidated financial statements.

Corporate Structure

As of September 30, 2024, the Company’s major subsidiaries and VIE are as follows:

Name	Place of Incorporation	Date of Incorporation or Acquisition	Percentage of Ownership	Principal Activities
SBC Medical Group, Inc.	United States	January 20, 2023	100%	Investment holding
SBC Medical Group Co., Ltd.	Japan	September 29, 2017	100%	Franchising, procurement and management services for the medical corporations
L’Ange Cosmetique Co., Ltd.	Japan	June 18, 2003	100%	Management and rental services for the medical corporations
Shobikai Co., Ltd.	Japan	June 4, 2014	100%	Procurement, management and rental services for the medical corporations

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS (cont.)

Name	Place of Incorporation	Date of Incorporation or Acquisition	Percentage of Ownership	Principal Activities
Liesta Co., Ltd.	Japan	December 15, 2020	100%	Real estate brokerage services
Skynet Academy Co., Ltd.	Japan	April 1, 2022	78%	Pilot training services
SBC Sealane Co., Ltd.	Japan	June 7, 2022	100%	Construction services
SBC Marketing Co., Ltd.	Japan	June 30, 2022	100%	Internet marketing services
Medical Payment Co., Ltd.	Japan	June 30, 2022	75%	Loan services
SBC Medical Consulting Co., Ltd.	Japan	August 2, 2022	100%	Human resource services
Shoubikai Medical Vietnam Co., Ltd.	Vietnam	August 29, 2013	100%	Cosmetic clinic
SBC Healthcare Inc.	United States	December 16, 2019	100%	Management services for cosmetic clinic in the United States
SBC Irvine, LLC*	United States	December 27, 2018	100%	Management services for cosmetic clinic in the United States
Kijimadairakanko Inc.	Japan	April 3, 2023	100%	Ski resorts and tourism services
Aikawa Medical Management, Inc.	United States	May 10, 2017	VIE	Management services for cosmetic clinic in the United States

*	A subsidiary of SBC Healthcare Inc.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements do not include all of the information and disclosure required by U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments consisting of a normal recurring nature considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2023.

The unaudited consolidated financial statements include the financial statements of the Company, its subsidiaries, and consolidated VIE for which the Company is the primary beneficiary. The results of the subsidiaries are consolidated from the date on which the Company obtained control and continue to be consolidated until the date that such control ceases. All significant transactions and balances among the Company’s subsidiaries, including the VIE, have been eliminated upon consolidation.

Variable Interest Entities

In accordance with ASC Topic 810, “Consolidation”, the Company identifies its variable interests and analyzes to determine if the entity in which the Company has a variable interest is a VIE. Determination if a variable interest is a VIE includes both quantitative and qualitative consideration. For those entities determined to be VIEs within the scope of the VIE model, a further quantitative and qualitative analysis is performed to determine if the Company is deemed the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant.

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company would consolidate those entities in which it is determined to be the primary beneficiary. The Company based its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements.

The Company evaluates its relationship with its VIE on an ongoing basis to determine whether it continues to be the primary beneficiary of its consolidated VIE, or whether it has become the primary beneficiary of the VIE it does not consolidate.

Voting Model

If a legal entity fails to meet any of the three characteristics of a VIE, we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting rights and that other equity holders do not have substantive participating rights.

Assessment of Medical Corporations in Japan

SBC Japan, L’Ange Sub and Shobikai Sub are each designated as a medical service corporation (the “MSC”) to provide services to the Medical Corporations (the “MCs”) in Japan. To maintain and strengthen the business relationship and to secure the source of revenues from the MCs, the Company acquired equity interests in the following MCs throughout the years.

Name of the MC	Percentage of Equity Interest Acquired	Percentage of Voting Interest Held
Medical Corporation Shobikai	100%	0%
Medical Corporation Kowakai	100%	0%
Medical Corporation Nasukai	100%	0%
Medical Corporation Aikeikai	100%	0%
Medical Corporation Jukeikai	100%	0%
Medical Corporation Ritz Cosmetic Surgery	100%	0%

As non-profit organizations, MCs are required to comply with the medical-related laws and regulations of the Japanese Medical Care Act (the “Act”, “Medical Care Act”). In accordance with the Act, the highest authority of MCs is its general meeting of members (the “Members”), with each Member having one voting right. The Company, through the MSCs, has no right to elect the Members, no decision-making ability and no right to dividend or any profit distribution, but has the right to receive distribution of the residual assets of the MCs.

Since the not-for-profit entities scope exception to the variable interest model is applicable to the MCs, the Company evaluates its business relationship, franchisor-franchisee agreements and/or services agreements with the MCs in Japan under the voting model. The Company has concluded that consolidation of the MCs is not appropriate for the periods presented as it does not have a majority voting interest in the Members of the MCs nor does it have a controlling financial interest in the MCs. The equity interests in the MCs held by the Company are recorded as long-term investments in MCs — related parties on the unaudited consolidated balance sheets. The transactions between the Company and the MCs are disclosed in Note 17 Related Party Transactions.

(b) Foreign Currency

The Company maintains its books and record in its local currency, Japanese YEN (“JPY” or “¥”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in other income (expenses) in the unaudited statements of operations and comprehensive income.

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The reporting currency of the Company is the United States Dollars (“US$” or “$”), and the accompanying financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translations of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date.  Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive loss within the unaudited statements of changes in stockholders’ equity.

Translation of amounts from local currency of the Company into US$1 has been made at the following exchange rates:

	September 30, 2024	September 30, 2023
Current JPY:US$1 exchange rate	142.8410	149.3680
Average JPY:US$1 exchange rate	151.1271	138.1015

(c) Use of Estimates

In preparing the unaudited consolidated financial statements in conformity U.S. GAAP, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, useful lives and impairment of long-lived assets, impairment of goodwill, impairment of long-term investments in MCs — related parties, valuation of stock-based compensation, valuation allowance of deferred tax assets, uncertain income tax positions, the recognition and measurement of impairment of investments in securities, allowance for credit losses and implicit interest rate of operating leases. Management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results could differ from those estimates.

(d) Customer Loans Receivable and Note Payables — Related Parties

In February 2023, the Company started to provide loan services to certain customers of the related-party MCs (“End Customers”). When a loan is granted to finance an End Customer’s purchase, the Company issues a promissory note to the MC to pay off the purchase transaction on behalf of the End Customer, and the End Customer is required to repay the Company in monthly installments. The loans provided to the End Customers are unsecured, interest-bearing, and due in three months to five years, depending on the End Customers’ choice of the loan service term.

The Company records the customer loans receivables at gross loan receivables less unamortized costs of issuance fees or discounts, which are amortized over the life of the loan to interest income. During the nine months ended September 30, 2024 and 2023, the Company generated interest income of $798,263 and $4,374, respectively, from the loan services, which were included in revenues.

Management periodically evaluates individual End Customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Customer loans receivable are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2024 and December 31, 2023, the Company determined no allowance for doubtful accounts was necessary for customer loans receivable.

The Company repays each promissory note issued to the MCs when the End Customer fully repays the corresponding loan receivable or at an earlier date agreed by the parties. The promissory notes are unsecured, bear no interest, and are due in three months to five years, depending on the term of the loans provided to the corresponding End Customers.

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(e) Intangible Assets, Net

Intangible assets with an indefinite life are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired.

Intangible assets with finite lives are initially recorded at cost and amortized on a straight-line basis over the estimated economic useful lives of the respective assets. Acquired intangible assets from business combinations are recognized and measured at fair value at the time of acquisition. Those assets represent assets with finite lives are further amortized on a straight-line basis over the estimated economic useful lives of the respective assets.

The estimated useful lives of intangible assets are as follows:

Useful Life
Patent use right	16 years

(f) Goodwill, Net

Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired in the business combination. In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Others”, goodwill is subject to at least an annual assessment for impairment or more frequently if events or changes in circumstances indicate that an impairment may exist, applying a fair-value based test.

The Company would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.

When performing the annual impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would be required to perform a quantitative impairment analysis for goodwill. The quantitative analysis requires a comparison of the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The fair value is generally determined using the income approach with the discounted cash flow valuation method, which requires management to make significant estimates and assumptions related to forecasted revenues and cash flows and the discount rates.

(g) Impairment of Long-lived Assets Other Than Goodwill

Long-lived assets with finite lives, primarily property and equipment, intangible assets, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value.

(h) Long-term Investments

Investments in equity securities with readily determinable fair values

The Company holds investments in equity securities of publicly listed companies, for which the Company does not have significant influence. Investments in equity securities with readily determinable fair values are measured at fair value and any changes in fair value are recognized in other income (expenses).

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Investments in privately held companies and organizations that do not report Net Asset Value (the “NAV”) per share

The Company’s long-term investments in privately held entities that do not report NAV per share are accounted for using a measurement alternative, under which these investments are measured at cost, adjusted for observable price changes and impairments, with changes recognized in other income (expenses).

The Company recognizes both realized and unrealized gain and losses in its unaudited consolidated statements of operations and comprehensive income, classified with other income (expenses). Unrealized gains and losses represent observable price changes for investments in privately held entities that do not report NAV per share. Realized gains and losses represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. Impairments are realized losses, which result in an adjusted cost, and represent charges to reduce the carrying values of investments in privately held entities that do not report NAV per share, if impairments are deemed other than temporary, to their estimated fair values.

(i) Long-term Investments in MCs — Related Parties

Long-term investments in MCs — related parties represent the payments to obtain equity interests of the MCs in Japan, made by the Company through SBC Japan, a company designated as a MSC in Japan. In accordance with the Act and articles of incorporation of the MCs, which are non-profit organizations, the equity interest holders of MCs are prohibited from receiving any profit distribution from MCs but have the right to receive distribution of the residual assets of the MCs in proportion to the amount of their contribution. As of the balance sheet dates, the investments represent probable future economic benefit to be realized at the time of dissolution of MCs or the equity interests being sold.

The investments in MCs — related parties are accounted for using a measurement alternative, under which these investments are measured at cost, less impairment, and adjusted for observable price changes. The Company reviews the investments in MCs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The payments made for such investments are classified as investing activities in the unaudited consolidated statements of cash flows. The MCs are considered related parties as the relatives of the Chief Executive Officer (“CEO”) of the Company being the Members of the MCs. Also see Note 2(a) for further details.

(j) Lease

The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there are identified assets and the right to control the use of an identified asset is conveyed for a period in exchange for consideration. Control over the use of the identified assets means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

The Company classifies its leases as either finance leases or operating leases if it is the lessee, or sales-type, direct financing, or operating leases if it is the lessor. The following criteria is used to determine if a lease is a finance lease (as a lessee) or sales-type or direct financing lease (as a lessor):

(i)	ownership is transferred from lessor to lessee by the end of the lease term;

(ii)	an option to purchase is reasonably certain to be exercised;

(iii)	the lease term is for the major part of the underlying asset’s remaining economic life;

(iv)	the present value of lease payments equals or exceeds substantially all of the fair value of the underlying assets; or

(v)	the underlying asset is specialized and is expected to have no alternative use at the end of the lease term.

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

If any of the above criteria is met, the Company accounts for the lease as a finance, a sales-type, or a direct financing lease. If none of the criteria is met, the Company accounts for the lease as an operating lease.

Lessee accounting

The Company recognizes right-of-use assets and lease liabilities for all leases other than those with a term of twelve months or less as the Company has elected to apply the short-term lease recognition exemption. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are classified and recognized at the commencement date of a lease. Lease liabilities are measured based on the present value of fixed lease payments over the lease term. Right-of-use assets consist of (i) initial measurement of the lease liability; (ii) lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) initial direct costs incurred by the Company.

As the rates implicit on the Company’s leases for which it is the lessee are not readily determinable, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. When determining the incremental borrowing rate, the Company assesses multiple variables such as lease term, collateral, economic conditions, and its creditworthiness.

From time to time, we may enter into sublease agreements with third parties. Our subleases generally do not relieve us of our primary obligations under the corresponding head lease. As a result, we account for the head lease based on the original assessment at lease inception. We determine if the sublease arrangement is either a sales-type, direct financing, or operating lease at inception of the sublease. If the total remaining lease cost on the head lease for the term of the sublease is greater than the anticipated sublease income, the right-of-use asset is assessed for impairment. Our subleases are generally operating leases and we recognize sublease income on a straight-line basis over the sublease term.

Lessor accounting — operating leases

The Company accounts for the revenue from its lease contracts by utilizing the single component accounting policy. This policy requires the Company to account for, by class of underlying asset, the lease component and nonlease component(s) associated with each lease as a single component if two criteria are met.

(i)	the timing and pattern of transfer of the lease component and the nonlease component(s) are the same; and

(ii)	the lease component would be classified as an operating lease if it were accounted for separately.

Lease components consist primarily of fixed rental payments, which represent scheduled rental amounts due under our leases. Nonlease components consist primarily of tenant recoveries representing reimbursements of rental operating expenses, including recoveries for utilities, repairs and maintenance and common area expenses.

If the lease component is the predominant component, we account for all revenues under such lease as a single component in accordance with the lease accounting standard. Conversely, if the nonlease component is the predominant component, all revenues under such lease are accounted for in accordance with the revenue recognition accounting standard. Our operating leases qualify for the single component accounting, and the lease component in each of our leases is predominant. Therefore, we account for all revenues from our operating leases under the lease accounting standard and classify these revenues as rental income.

The Company commences recognition of rental income related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession or controls the physical use of the leased asset. Income from rentals related to fixed rental payments under operating leases is recognized on a straight-line basis over the respective operating lease terms. Any amounts received but will be recognized as revenue in future periods are classified in advances from customers in the Company’s unaudited consolidated balance sheets.

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Lessor accounting — sales-type leases

The Company purchases medical equipment from vendors and leases it to its customers, who are required to pay installments throughout the term of the leases. The lease agreements include lease payments that are fixed, do not contain residual value guarantees or variable lease payments. The lease terms are based on the non-cancellable term of the lease and the buyer may have options to terminate the lease in advance when meets certain conditions. The customers obtain control of the medical equipment when they physically possess the equipment.

The Company recognizes sales from sales-type leases equal to the present value of the minimum lease payments discounted using the implicit interest rate in the lease and cost of sales equal to carrying amount of the asset being leased and any initial direct costs incurred, less the present value of the unguaranteed residual. Interest income from the leases is recognized over the lease terms and included in revenues, net.

The Company excludes from the measurement of its lease revenues any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer.

(k) Revenue Recognition

The Company recognizes revenue from franchising services, procurement services, management services and other services or product sales under ASC Topic 606, “Revenue from Contracts with Customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenue amount represents the invoiced value, net of consumption tax and applicable local government levies, if any. The consumption tax on sales is calculated at 10% of gross sales. The Company does not have significant remaining unfulfilled performance obligations or contract balances.

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction.   The determination of whether the Company acts as a principal or an agent in a transaction is based on the evaluation of whether (i) the Company is primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) the Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer and (iii) the Company has discretion in establishing the price for the specified good or service. If the terms of a transaction do not indicate the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

The Company recognizes revenue from rental services under ASC Topic 842, “Leases”.

The Company currently generates its revenue from the following main sources:

Franchising Revenue

The Company generates franchising revenue (royalty income) by licensing its intellectual properties, including but not limited to the Company’s brand name (“Shonan Beauty Clinic”), trade name, patents, and trademarks, as a franchisor pursuant to franchise agreements with the medical corporations (the “MCs”) in Japan. Prior to April 2023, royalty income was based on a percentage of sales and recognized at the time when the related sales occurred; since April 2023, it is based on a fixed amount to each clinic of the MCs; since September 2023, it is based on a fixed amount to each MC and a fixed amount to each clinic of the MCs and recognized over time as services are rendered.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Procurement Revenue

The Company generates procurement services revenue by purchasing primarily advertising services and medical materials from qualified vendors on behalf of MCs to maintain brand quality consistency. Procurement services revenue is recognized at the point in time upon the delivery of products or over time as services are performed. Occasionally, the Company receives vendor discounts on certain large purchases. It recognizes revenue based on actual payments and will return the over-collection resulting from such discounts to MCs.

Management Services Revenue

The Company provides loyalty program management services, labor supporting services, function supporting services, and management consulting services to MCs.

Loyalty program management services

The Company awards loyalty points on behalf of MCs to MCs’ customers, who earn loyalty points from each qualified purchase made at the loyalty program participating clinics of MCs, in exchange for a handling fee. The revenue is based on a percentage of the related payment amount made by MCs’ customers and is recognized when the loyalty points are awarded.

At the time loyalty points are awarded, a MC pays the Company cash in an amount equivalent to the awarded loyalty points, which is recorded as advances from customers. When a MC’s customers redeem the loyalty points, the Company returns the cash back to the MC in an amount equivalent to the redeemed loyalty points. The awarded loyalty points expire if a MC’s customer does not make any additional qualified purchase at a participating clinic within a year. The Company accumulates and tracks the points on behalf of MCs until the loyalty points expire at which time the Company recognizes an amount equivalent to the expired loyalty points as revenue, which is normally not significant.

The Company also awards certain points to MCs’ customers on behalf of MCs for free in order to increase the volume of MC’s sales, from which the Company earns other types of revenues, such as royalty income. When a MC’s customers redeem such points, the Company reimburses MC in an amount equivalent to the used free points and records it as a reduction of the revenue recognized.

The Company is an agent in the management of loyalty programs, and as a result, revenues are recognized net of the cost of redemptions.

Labor supporting services

The Company generates revenue by dispatching staff to MCs to provide a range of services, primarily including clinic operation, IT, and administrative services. The Company recognizes the revenue over the time when services are rendered.

Function supporting services

The revenue is derived from providing functional supporting services to MCs, such as accounting and human resources services. The Company recognizes the revenue over the time when services are rendered.

Management consulting services

The Company generates revenue by providing consulting services to MCs in relation to business operations of cosmetic dermatology. The Company recognizes the revenue over the time when services are rendered.

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Rental Services Revenue

The Company generates rental income from operating leases and sales-type leases, which is accounted for under ASC Topic 842. Operating lease revenue is generally recognized on straight-line basis over the terms of the lease agreements and sales-type leases revenue is generally recognized on the lease commitment date. Also see Note 2(j).

Other Revenues

The Company generates other miscellaneous revenues such as accommodation services income, medicine dispensed sales revenue, brokerage services revenue, construction services revenue, pilot training services revenue, interest income, etc. These revenues are recognized when the Company satisfies performance obligations.

(l) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, customer loans receivable and other receivables. The Company places its cash and cash equivalents with financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

For the nine months ended September 30, 2024, customer A, B and C represent 27%, 22% and 24% of the Company’s total revenues, respectively. For the nine months ended September 30, 2023, customer A, B, C and D represent 31%, 24%, 23% and 11% of the Company’s total revenues, respectively.

As of September 30, 2024, customer A, B and C account for 30%, 21% and 20% of the Company’s total outstanding accounts receivable, respectively. As of December 31, 2023, customer A, B, C and D account for 26%, 24%, 22% and 13% of the Company’s total outstanding accounts receivable, respectively.

For the nine months ended September 30, 2024 and 2023, vendor A represents 14% and 13% of the Company’s total purchases, respectively.

As of September 30, 2024, vendor A and B represent 23% and 13% of the Company’s total outstanding accounts payable, respectively. As of December 31, 2023, vendor A, B and C represent 19%, 14% and 14% of the Company’s total outstanding accounts payable, respectively.

(m) Related Parties and Transactions

The Company identifies related parties, and accounts for, discloses related party transactions in accordance with ASC Topic 850, “Related Party Disclosures,” and other relevant ASC standards.

Parties, which can be an entity or individual, are considered to be related if they have the ability, directly or indirectly, to control the Company or exercise significant influence over the Company in making financial and operational decisions. Entities are also considered to be related if they are subject to common control or common significant influence.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

(n) Fair Value Measurements

The Company performs fair value measurements in accordance with ASC Topic 820. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or a liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC Topic 820 establishes three levels of inputs that may be used to measure fair value:

●	Level 1: quoted prices in active markets for identical assets or liabilities;

●	Level 2: inputs other than Level 1 that are observable, either directly or indirectly; or

●	Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

As of September 30, 2024 and December 31, 2023, the carrying values of current assets and current liabilities approximated their fair values reported in the unaudited consolidated balance sheets due to the short-term maturities of these instruments. Debt that bears variable interest rates index to prime also approximates fair value as it reprices when market interest rates change.

Assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are summarized below.

Fair Value Measurements as of September 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at September 30, 2024
Long-term investments:
Equity investments at fair value with readily determinable fair value	$3,715,695	—	—	$3,715,695

Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2023
Long-term investments:
Equity investments at fair value with readily determinable fair value	—	—	—	—

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(o) Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, “Compensation — Stock Compensation”, under which the Company determines whether stock-based compensation awards should be classified and accounted for as an equity award. There were no liability awards granted during any of the periods stated herein. For all grants of stock-based compensation classified as equity awards, the cost of services received from employees and non-employees in exchange for awards is recognized in the consolidated statements of operations and comprehensive income based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures and cancellations as they occur.

(p) Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-09 is effective for public entities for annual reporting periods beginning after December 15, 2023, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, and for annual periods beginning after December 15, 2025 for all other entities, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to improve disclosures about the nature of expenses in commonly presented financial statement captions. ASU 2024-03 is effective for all public business entities for annual reporting periods beginning after December 15, 2026, on either a prospective or retrospective basis. Early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

NOTE 3 — VARIABLE INTEREST ENTITY

A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk, or, as a group, the holders of the equity investment at risk lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb expected losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

The Company followed ASC Topic 810, “Consolidation”, utilizing a qualitative approach, and determined that it is the primary beneficiary of its VIE, Aikawa Medical Management, Inc. (“AMM”) and consolidated the result of operations, financial conditions, and cash flows of AMM in the consolidated financial statements.

The following amounts and balances of AMM were included in the Company’s unaudited consolidated financial statements as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023:

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$44,974	$28,934
Accounts receivable	26,768	26,916
Prepaid expenses and other current assets	—	11,074
Total Current Assets	71,742	66,924

Property and equipment, net	1,799,372	1,799,372
Loans receivables from subsidiaries of the Company	3,101,764	3,060,581
Other assets	2,275	2,275
Total Non-current Assets	4,903,411	4,862,228

Total Assets	$4,975,153	$4,929,152

LIABILITIES
Current Liabilities
Accounts payable	$18,856	$17,942
Accrued liabilities and other current liabilities	17,824	17,824
Due to related party	2,810,803	2,875,408
Total Current Liabilities	2,847,483	2,911,174

Loan payable to a subsidiary of the Company	8,897,215	9,157,660
Total Non-current Liabilities	8,897,215	9,157,660

Total Liabilities	$11,744,698	$12,068,834

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — VARIABLE INTEREST ENTITY (cont.)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$40,470	$41,736	$229,330	$122,676
Cost of revenues	$—	$15,412	$56,510	$46,235
Total operating expenses	$118,009	$28,228	$373,729	$45,281
Net income (loss)	$17,461	$(1,904)	$(105,909)	$31,160
Net cash provided by (used in) operating activities	$(18,640)	$28,772	$(120,365)	$161,677
Net cash provided by (used in) investing activities	$45,000	$(10,000)	$95,000	$(90,000)
Net cash used in financing activities	$(15,181)	$(31,462)	$(64,605)	$(114,688)

NOTE 4 — DISPOSAL OF SUBSIDIARY

Cellpro Japan Co., Ltd.

On January 1, 2024, the Company disposed of its subsidiary, Cellpro Japan Co., Ltd. (“Cellpro”), to Waqoo Inc. (“Waqoo”), a Japanese company listed on the Tokyo Stock Exchange, of which the CEO of the Company is a non-controlling shareholder with more than 10% ownership interest, in exchange for 353,600 shares of Waqoo’s common stock through a share exchange agreement. The disposal of Cellpro did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results.

After the stock exchange, SBC Japan became a shareholder with less than 10% ownership interest of Waqoo. The common stock of Waqoo was recorded as an investment in a public entity with readily determinable fair value, which was included in long-term investments. Also see Note 9 for further details.

The following table summarizes the assets and liabilities disposed of at the disposal date.

Cash and cash equivalents	$815,819
Accounts receivable	307,127
Accounts receivable – related parties	146,857
Inventories	244,440
Prepaid expense and other current assets	8,115
Property and equipment, net	300,779
Intangible assets, net	2,249,706
Other assets	84,763
Accounts payable	(191,343)
Current portion of long-term loans	(28,418)
Income tax payable	(99,266)
Accrued liabilities and other current liabilities	(175,012)
Long-term loans	(260,978)
Deferred tax liabilities	(776,249)
Net assets of the subsidiary	2,626,340
Non-controlling interest of the subsidiary	(1,221,795)
Net assets of the subsidiary attributable to the Company	1,404,545
Reclassification of accumulated translation adjustment into gain on disposal	347,784
Fair value of consideration received – Waqoo’s common stock	5,565,938
Gain on disposal of subsidiary	$3,813,609

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2024 and December 31, 2023, prepaid expenses and other current assets consist of the following:

	September 30, 2024	December 31, 2023
Advances to suppliers	$6,971,779	$6,497,608
Convertible note receivable*	—	1,000,000
Other receivables**	1,077,620	2,390,276
Others	323,269	162,121
Total	$8,372,668	$10,050,005

*	In May 2023, the Company purchased from Pono, a special purpose acquisition company, a convertible promissory note (“Pono Promissory Note”) in aggregate principal amount of $1,000,000, which will automatically convert into shares of Class A common stock of Pono at a conversion price of $10.00 per unit immediately prior to the expected Pono Merger. In February 2024, the Company and Pono entered into an Amendment to the Note Purchase Agreement, which increased the principal amount of the convertible promissory note from $1,000,000 to $2,700,000. On September 17, 2024, upon the consummation of Pono Merger, the promissory note was converted into 270,000 common shares. See Note 15 for further details.

**	Represent a refundable deposit to be returned by a supplier, reimbursement receivables from a business partner, and other miscellaneous receivables.

NOTE 6 — FINANCE LEASE RECEIVABLES

As of September 30, 2024 and December 31, 2023, finance lease receivables consist of the following:

	September 30, 2024	December 31, 2023
Future minimum lease payments receivable	$13,103,913	$9,586,741
Estimated residual value	—	—
Gross finance lease receivables	13,103,913	9,586,741
Less: unearned interest income	(31,528)	(22,688)
Finance lease receivables	$13,072,385	$9,564,053
Finance lease receivables, current	$8,443,338	$6,143,564
Finance lease receivables, non-current	$4,629,047	$3,420,489

As of September 30, 2024, maturities of the Company’s gross finance lease receivables are as follows:

Years ending December 31,
Remaining of 2024	$1,093,235
2025	6,222,043
2026	4,462,787
2027	1,325,848
Total	$13,103,913

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — PROPERTY AND EQUIPMENT, NET

As of September 30, 2024 and December 31, 2023, property and equipment, net consist of the following:

	September 30, 2024	December 31, 2023
Land	$1,926,391	$1,799,443
Buildings and facilities attached to buildings	8,648,252	8,412,348
Machinery, equipment and automobiles	5,563,016	5,539,542
Aircraft	4,040,038	4,091,772
Software	4,419,556	3,778,911
Construction in progress	1,125,947	591,306
Subtotal	25,723,200	24,213,322
Less: accumulated depreciation	(9,743,272)	(8,231,990)
Less: accumulated impairment	(2,785,514)	(2,399,315)
Property and equipment, net	$13,194,414	$13,582,017

Depreciation expense was $745,802 and $1,895,399 for the three months ended September 30, 2024 and 2023, respectively, and $2,061,341 and $5,368,421 for the nine months ended September 30, 2024 and 2023, respectively.

The Company recognized an impairment loss of nil and $9,690 for the three months ended September 30, 2024 and 2023, respectively, and nil and $204,026 for the nine months ended September 30, 2024 and 2023, respectively.

The Company recognized a gain on disposal of property and equipment of $902 and $249,532 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 8 — INTANGIBLE ASSETS, NET

As of September 30, 2024 and December 31, 2023, intangible assets, net consist of the following:

	September 30, 2024	December 31, 2023
Assembled workforce	$—	$8,976,567
Patent use right	18,202,057	18,435,140
Others	7,026	212,190
Subtotal	18,209,083	27,623,897
Less: accumulated amortization	(1,990,850)	(7,884,621)
Intangible assets, net	$16,218,233	$19,739,276

Amortization expense was $272,557 and $1,392,410 for the three months ended September 30, 2024 and 2023, respectively, and $806,440 and $4,320,219 for the nine months ended September 30, 2024 and 2023, respectively.

Other intangible assets consist of miscellaneous intangible assets with indefinite useful life.

Estimated future amortization expense related to intangible assets as of September 30, 2024 is as follows:

Years ending December 31,	Amortization expense
Remaining of 2024	$284,407
2025	1,137,629
2026	1,137,629
2027	1,137,629
2028	1,137,629
Thereafter	11,376,284
Total	$16,211,207

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INVESTMENTS

As of September 30, 2024 and December 31, 2023, investments consist of the following:

	September 30, 2024	December 31, 2023
Investments in private entities or organizations that do not report NAV per share:
Entities or organizations without observable price changes	$1,888,401	$1,557,366
Investment in a public entity with readily determinable fair value – related party	3,715,695	—
Less: accumulated impairment	(698,981)	(707,932)
Long-term investments	$4,905,115	$849,434

The Company reclassified unrealized gain on available-for-sale debt security of $205,383 and $8,760 for the three and nine months ended September 30, 2023, respectively; and recognized a realized gain on available-for-sale debt securities of $223,164 for the three and nine months ended September 30, 2023, respectively. No such reclassification or realized gain was recognized for the three and nine months ended September 30, 2024.

In January 2024, the Company acquired 353,600 shares of common stock of Waqoo, representing less than 10% ownership interest, a related-party company listed on the Tokyo Stock Exchange, with a fair value of $5,565,938 through a share exchange agreement. During the three and nine months ended September 30, 2024, the Company recognized an unrealized loss of $636,725 and $1,682,282 on the investment in Waqoo, respectively.

NOTE 10 — OTHER ASSETS

As of September 30, 2024 and December 31, 2023, other assets consist of the following:

	September 30, 2024	December 31, 2023
Security deposits	$2,952,314	$3,049,112
Corporate-owned life insurance policies	11,730,214	11,529,700
Long-term loans receivable, primarily student loans	658,354	647,641
Others	209,520	215,605
Total	$15,550,402	$15,442,058

NOTE 11 — ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

As of September 30, 2024 and December 31, 2023, accrued liabilities and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Individual income tax withheld on behalf of employees	$1,336,101	$943,195
Wages and bonus payables	3,368,479	6,264,711
Consumption tax payable	5,555,456	12,968,580
Liabilities assumed in connection with purchase of property and equipment	591,986	656,508
Excise and franchise tax payable	1,015,884	—
Others	186,141	176,015
Total	$12,054,047	$21,009,009

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — LONG-TERM LOANS

As of September 30, 2024 and December 31, 2023, the Company’s long-term loans from banks and other financial institution consist of the following:

Indebtedness	Weighted Average Interest Rate*	Weighted Average Years to Maturity*	September 30, 2024	December 31, 2023
Guaranteed loans
Fixed rate loans	1.12%	3.70	$499,555	$575,191
Variable rate loans	0.18%	0.43	113,574	289,226
Subtotal	1.30%	4.13	613,129	864,417

Unsecured loans
Fixed rate loans	0.13%	2.68	210,024	354,522
Subtotal	0.13%	2.68	210,024	354,522

Total long-term loans	1.43%	6.81	823,153	1,218,939

Less: current portion			(136,683)	(156,217)
Non-current portion			$686,470	$1,062,722

*	Pertained to information for loans outstanding as of September 30, 2024.

The Company borrowed loans from various banks and a financial institution for working capital purposes.

Interest expense was $5,466 and $3,978 for the three months ended September 30, 2024 and 2023, respectively, and $15,898 and $37,380 for the nine months ended September 30, 2024 and 2023, respectively.

The guarantee information of the Company’s outstanding loans as of September 30, 2024 and December 31, 2023 consists of the following:

	September 30, 2024	December 31, 2023
Co-guaranteed by CEO of subsidiaries within the Company’s organizational structure and Tokyo Credit Guarantee Association	$613,129	$747,474
Co-guaranteed by CEO of a subsidiary within the Company’s organizational structure and Kanagawa Credit Guarantee Association	$—	$116,943

As of September 30, 2024, future minimum payments for long-term loans are as follows:

Years ending December 31,	Principal Repayment
Remaining of 2024	$31,546
2025	141,934
2026	147,185
2027	140,898
2028	77,121
Thereafter	284,469
Total	$823,153

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — OPERATING LEASES — AS A LESSEE

The Company has entered into operating leases for offices and sublease purposes, with terms ranging from two to nine years. The estimated effect of lease renewal and termination options, as applicable, that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right-of-use assets and lease liabilities was included in the unaudited consolidated financials.

During the nine months ended September 30, 2024 and 2023, certain operating leases were guaranteed by related parties of the Company.

Operating lease expenses for lease payments are recognized on a straight-line basis over the lease term. Leases with an initial term of twelve months or less are not recorded on the unaudited consolidated balance sheets.

The components of lease costs are as follows:

	For the Nine Months Ended September 30,
	2024	2023
Operating lease costs	$2,914,366	$2,960,243
Short-term lease costs	239,673	333,062
Total lease costs	$3,154,039	$3,293,305

The following table presents supplemental information related to the Company’s operating leases:

	For the Nine Months Ended September 30,
	2024	2023
Operating cash flows from operating leases	$3,107,447	$2,988,222
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,029,518
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	$2,408,752	$2,110,079
Weighted average remaining lease term (years)	2.05	2.00
Weighted average discount rate (per annum)	0.19%	0.19%

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — OPERATING LEASES — AS A LESSEE (cont.)

As of September 30, 2024, the future maturity of lease liabilities is as follows:

Years ending December 31,	Lease Payment
Remaining of 2024	$1,079,267
2025	3,430,730
2026	459,579
2027	180,494
2028	171,043
Thereafter	277,567
Total undiscounted lease payments	5,598,680
Less: imputed interest	(8,864)
Total operating lease liabilities	$5,589,816

NOTE 14 — INCOME TAXES

United States

SBC Holding, SBC USA, SBC Healthcare Inc., SBC Irvine, LLC, and Aikawa Medical Management, Inc. are incorporated in the United States and subject to federal income tax rate at 21% statutory tax rate with respect to the assessable income generated from the United States.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. During the nine months ended September 30, 2024 and 2023, substantially all the taxable income of the Company is generated in Japan. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory rate of 34.69% and 34.58% for the nine months ended September 30, 2024 and 2023, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — INCOME TAXES (cont.)

Vietnam

Shoubikai Medical Vietnam Co., Ltd. is incorporated in Vietnam and subject to income tax rate at 20% statutory tax rate with respect to the assessable income generated from Vietnam.

For the nine months ended September 30, 2024 and 2023, the Company’s income tax expenses are as follows:

	For the Nine Months Ended September 30,
Income Tax Expense	2024	2023
Current	$29,409,315	$27,063,166
Deferred	(2,154,837)	(1,379,922)
Total	$27,254,478	$25,683,244

In 2023, the Company changed the tax year end of SBC Japan, L’Ange Sub and Shobikai Sub from March 31 to December 31. During the nine months ended September 30, 2024, the Company made income tax payments of $31,332,123, including enterprise tax payments of $8,681,315, which were deductible for tax purpose. The effective tax rate was 40.44% and 51.35% for the nine months ended September 30, 2024 and 2023, respectively.

Since October 2023, the Company has been undergoing a tax examination conducted by the Japanese tax authority for the income tax returns filed by SBC Japan for the years ended March 31, 2016 through March 31, 2023, the income tax returns filed by L’Ange Sub for the years ended February 28, 2021 through February 28, 2023, and the income tax returns filed by Shobikai Sub for the years ended March 31, 2021 through March 31, 2023. The tax examination was completed, the subsidiaries of the Company filed the amended tax returns or received the correction notices from the Japanese tax authority in May 2024. There was no material difference between the final result and the income tax liabilities recorded by the Company for the year ended December 31, 2023.

NOTE 15 — SHAREHOLDERS’ EQUITY

The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.0001 per share (“Common Stock”), and 20,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

Shares issued under Pono Merger

On September 17, 2024, upon the consummation of Pono Merger, the Company issued 94,192,433 shares of common stock to the former shareholder of SBC USA as merger consideration, and the Company gave effect to the issuance of 5,080,820 shares of common stock for the Class A common stock that were previously issued by Pono and outstanding at the closing date of Pono Merger. In addition, Pono Promissory Note of $2,700,000 was automatically converted to 270,000 shares of common stock and issued to Yoshiyuki Aikawa, the former shareholder of SBC USA and the CEO of the Company, instead of SBC USA itself. As of September 30, 2024, the Company has not received the 270,000 shares, which have been recorded as treasury stock receivable on the unaudited consolidated balance sheet.

On September 18, 2024, the Company issued 339,565 shares of common stock for no proceeds as follows: (i) 83,250 shares to Wolverine Flagship Fund Trading Limited, (ii) 96,030 shares to Amethyst Arbitrage International Master Fund, (iii) 100,000 shares to Radcliffe SPAC Master Fund, L.P. and (iv) 60,285 shares to Verition Multi-Strategy Master Fund Ltd. as incentive shares pursuant to the Non-Redemption Agreements, entered into in May 2023, by and among Pono, Mehana Capital LLC and certain unaffiliated stockholders, including Wolverine Flagship Fund Trading Limited, Amethyst Arbitrage International Master Fund, Radcliffe SPAC Master Fund, L.P. and Verition Multi-Strategy Master Fund Ltd.

As of September 30, 2024 and December 31, 2023, there were 103,020,816 and 94,192,433, respectively, shares of common stock issued and outstanding, and no preferred stock issued and outstanding, after giving retrospective effects of reverse recapitalization on September 17, 2024.

Stock-based compensation

On November 18, 2022 (“Effective Date”), the Company entered into a Common Stock Purchase Warrant Agreement (the “Warrant Agreement”) with HeartCore Enterprise, Inc. (“HeartCore”) pursuant to which it agreed to compensate HeartCore with common stock purchase warrants (the “Warrants”) in exchange for professional services to be provided by HeartCore in connection with its merger or other transaction with a special purpose acquisition company (“SPAC”) wherein the Company becomes a subsidiary of the SPAC (the “Merger”). The Warrants were fully vested as of the Effective Date, however, HeartCore can exercise the Warrants in 10 years only upon the Company’s consummation of the Merger or the occurrence of other fundamental events defined in the Warrant Agreement to purchase 2.7% of the fully diluted shares of the Company’s common stock as of the date of the Merger, for an exercise price per share of $0.01. As the performance condition of exercisability was satisfied upon the consummation of Pono Merger, the Company recognized stock-based compensation of $12,807,455 during the three and nine months ended September 30, 2024. On September 27, 2024, the Warrants were fully exercised, and 3,137,998 shares of common stock were issued.

In January 2024, the Company terminated 449,190 common stock options granted to doctors of related-party MCs (the “Holders”) in September 2023. In connection with the termination, the Company entered into a common stock purchase warrant agreement (the “Warrant Agreement III”) pursuant to which the Company issued to the Holders warrants to acquire an equal number of shares of common stock as previously subject to the options issued to each of the Holders in September 2023. The warrants may be exercised on the three-month, fifteen-month, and twenty-seven-month anniversary of the date of the Company completes its merger or other transaction with a special purpose acquisition company (“SPAC”) wherein the Company becomes a subsidiary of the SPAC (the “Merger”) or the occurrence of other fundamental events defined in the Warrant Agreement III (the “Trigger Date”), to acquire an amount equal to one-third of the applicable shares of common stock, respectively, with an exercise price per share of $0.0001. The warrants were fully vested on the grant date and will expire on the tenth anniversary of the Trigger Date.

In June and July 2024, the Company terminated all common stock options and warrants ever granted, except for Warrants granted to HeartCore in November 2022.

As of September 30, 2024 and December 31, 2023, there were nil and 1,131,810 common stock options and warrants granted to related parties of the Company, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SHAREHOLDERS’ EQUITY (cont.)

The following table summarizes the stock option/warrant activities and related information for the nine months ended September 30, 2024 and 2023:

	Number of Warrants *	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2023	3,137,998	$0.01	10.00	$—
Granted	1,781,000	0.0001	10.00	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
As of September 30, 2023	4,918,998	$0.0064	10.00	$—

As of January 1, 2024	4,918,998	$0.0064	10.00	$—
Granted	449,190	0.0001	10.00	—
Additions pursuant to Pono Merger**	12,134,375	11.50	5.00	—
Exercised	(3,137,998)	0.01	—	—
Forfeited/Cancelled	(2,230,190)	0.0001	—	—
As of September 30, 2024**	12,134,375	$11.50	5.00	$—
Vested and exercisable as of September 30, 2024	—	$—	—	$—

*	The number of Warrants granted to HeartCore was updated to reflect the adjustment upon the consummation of Pono Merger.

**	As of September 30, 2024, there were 12,134,375 warrants issued by Pono, prior to Pono Merger, among which 11,500,000 warrants were issued through its initial public offering (“IPO”) (“Public Warrants”) and 634,375 were issued through a private placement (“Placement Warrants”). Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share at any time commencing on October 17, 2024 until October 17, 2029, or earlier upon redemption or liquidation.

The fair value of the stock-based compensation recognized in the consolidated financial statements was estimated using the binomial option pricing model, and based on the equity value estimated using 1) income approach with the discounted cash flow valuation method, which requires management to make significant estimates and assumptions related to forecasted revenues and cash flows and the discount rates, and 2) market approach with metrics of publicly traded companies or historically completed transactions of comparable businesses, with the assistance of an independent valuation specialist. The Company applied a weighting to the income approach and market approach to determine the fair value.

NOTE 16 — DISAGGREGATION OF REVENUES

Revenues generated from different revenue streams consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Royalty income	$15,688,528	$8,606,999	$45,425,052	$25,446,040
Procurement services	17,571,299	8,959,689	44,303,891	34,662,934
Management services	12,110,764	22,969,187	44,471,031	53,693,948
Rental services	4,124,774	1,337,803	11,195,888	4,681,213
Others	3,589,518	5,405,007	15,599,143	12,708,594
Total	$53,084,883	$47,278,685	$160,995,005	$131,192,729

During the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $1,970,889 and $743,223 from the opening balance of advances from customers, respectively; and recognized revenue of nil and $1,382,803 from the opening balance of advances from customers — related parties, respectively.

As of September 30, 2024 and December 31, 2023, and for the nine months ended September 30, 2024 and 2023, substantially all of our long-lived assets and revenues generated are attributed to the Company’s operation in Japan.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS

The related parties had material transactions for the nine months ended September 30, 2024 and 2023 consist of the following:

Name of Related Parties	Nature of Relationship as of September 30, 2024
Yoshiyuki Aikawa	Controlling shareholder, director and CEO of the Company
Yoshiko Aikawa	Representative director of a subsidiary of the Company
Mizuho Yamashita	Director of a subsidiary of the Company
Medical Corporation Shobikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Kowakai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Nasukai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Aikeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Jukeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Ritz Cosmetic Surgery	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Junikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Furinkai	The relatives of CEO of the Company being the Members of the MC
Japan Medical & Beauty Inc.	Controlled by the CEO of the Company
SBC Inc., previously known as SBC China Inc.	Controlled by the CEO of the Company
Hariver Inc.	Controlled by the CEO of the Company
Public Interest Foundation SBC Medical Promotion Foundation	The relative of CEO of the Company being a Member of Public Interest Foundation SBC Medical Promotion Foundation
AI Med Inc.	Controlled by the CEO of the Company
General Incorporated Association SBC	The CEO of the Company being the Member of General Incorporated Association SBC
Amulet Inc.	Controlled by Mizuho Yamashita, a director of a subsidiary of the Company
SBC Irvine MC	Significantly influenced by the Company
SBC Tokyo Medical University, previously known as Ryotokuji University	The CEO of the Company is the chairman of SBC Tokyo Medical University
SBC Shonan Osteopathic Clinic Co., Ltd.	The CEO of the Company is a principal shareholder of SBC Shonan Osteopathic Clinic Co., Ltd.
Waqoo Inc.	The CEO of the Company is a principal shareholder of Waqoo Inc.
General Incorporated Association Taiseikai	The relatives of CEO of the Company being the Members of General Incorporated Association Taiseikai

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

During the nine months ended September 30, 2024 and 2023, the revenue transactions with related parties are as follows:

	For the Nine Months Ended September 30,
	2024	2023
Medical Corporation Shobikai	$43,637,973	$41,167,021
Medical Corporation Kowakai	37,846,051	30,136,659
Medical Corporation Nasukai	34,722,269	31,847,843
Medical Corporation Aikeikai	15,025,186	14,545,313
Medical Corporation Jukeikai	4,819,541	2,149,228
Medical Corporation Ritz Cosmetic Surgery	4,016,818	1,404,970
Japan Medical & Beauty Inc.	29,776	157,276
Hariver Inc.	14,888	16,691
SBC Inc., previously known as SBC China Inc.	2,166	369
Public Interest Foundation SBC Medical Promotion Foundation	85	1,005
General Incorporated Association SBC	802	579
SBC Tokyo Medical University, previously known as Ryotokuji University	44,792	244,321
Yoshiyuki Aikawa	77,374	56,320
Mizuho Yamashita	—	19,551
Amulet Inc.	—	3,649
AI Med Inc.	726	1,684,703
SBC Irvine MC	960,938	971,404
Medical Corporation Association Furinkai	7,985,014	729,898
Medical Corporation Association Junikai	3,510,845	199,853
General Incorporated Association Taiseikai	2,527	—
SBC Shonan Osteopathic Clinic Co., Ltd.	20,717	—
Total	$152,718,488	$125,336,653

As of September 30, 2024 and December 31, 2023, the balances with related parties are as follows:

Accounts receivable	September 30, 2024	December 31, 2023
Medical Corporation Shobikai	$9,006,704	$9,251,427
Medical Corporation Nasukai	6,348,783	8,447,448
Medical Corporation Kowakai	5,859,012	7,841,059
Medical Corporation Aikeikai	2,071,943	4,661,649
Medical Corporation Jukeikai	626,376	1,358,213
Medical Corporation Association Furinkai	1,625,567	1,039,074
Medical Corporation Ritz Cosmetic Surgery	680,866	520,891
Medical Corporation Association Junikai	1,181,369	348,187
Japan Medical & Beauty Inc.	—	139,767
SBC Tokyo Medical University, previously known as Ryotokuji University	3,580	66,546
AI Med Inc.	—	2,329
SBC Inc., previously known as SBC China Inc.	42	45
Public Interest Foundation SBC Medical Promotion Foundation	—	37
SBC Shonan Osteopathic Clinic Co., Ltd.	3,444	—
SBC Irvine MC	426,565	—
General Incorporated Association Taiseikai	343	—
General Incorporated Association SBC	585	—
Total	$27,835,179	$33,676,672

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

Finance lease receivables	September 30, 2024	December 31, 2023
Medical Corporation Shobikai	$2,234,930	$2,568,709
Medical Corporation Kowakai	2,834,875	2,779,347
Medical Corporation Nasukai	3,777,961	2,019,117
Medical Corporation Aikeikai	1,748,170	1,782,124
Medical Corporation Jukeikai	694,175	335,317
Medical Corporation Ritz Cosmetic Surgery	1,782,274	79,439
Total	$13,072,385	$9,564,053
Less: current portion	8,443,338	6,143,564
Non-current portion	$4,629,047	$3,420,489

Due from related party, net	September 30, 2024	December 31, 2023
SBC Irvine MC	$3,111,013	$3,238,209
Less: allowance for credit loss	(3,111,013)	(3,238,209)
Total	$—	$—

Long-term investments in MCs – related parties	September 30, 2024	December 31, 2023
Medical Corporation Shobikai	$7,001	$7,090
Medical Corporation Kowakai	7,001	7,090
Medical Corporation Nasukai	7,001	7,090
Medical Corporation Aikeikai	7,001	7,090
Medical Corporation Jukeikai	7,529,763	7,626,184
Medical Corporation Ritz Cosmetic Surgery	12,003,302	12,157,011
Total	$19,561,069	$19,811,555

Advances from customers	September 30, 2024	December 31, 2023
Medical Corporation Shobikai	$9,225,862	$13,438,645
Medical Corporation Kowakai	3,566,378	4,237,765
Medical Corporation Nasukai	3,884,143	4,117,597
Medical Corporation Aikeikai	914,864	1,168,947
Medical Corporation Jukeikai	83,188	85,044
Medical Corporation Ritz Cosmetic Surgery	80,978	10,177
SBC Shonan Osteopathic Clinic Co., Ltd.	9,656	—
Medical Corporation Association Furinkai	432,863	—
Medical Corporation Association Junikai	796,083	—
Total	$18,994,015	$23,058,175

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

Notes payable – related parties	September 30, 2024	December 31, 2023
Medical Corporation Shobikai	$11,173,364	$5,264,101
Medical Corporation Kowakai	7,042,663	3,855,650
Medical Corporation Nasukai	2,036,020	4,099,032
Medical Corporation Aikeikai	478,489	1,561,642
Medical Corporation Jukeikai	486,040	268,552
Medical Corporation Ritz Cosmetic Surgery	644,806	268,445
Total	$21,861,382	$15,317,422
Less: current portion	10,202,360	3,369,203
Non-current portion	$11,659,022	$11,948,219

Due to related party	September 30, 2024	December 31, 2023
Yoshiyuki Aikawa	$3,532,453	$3,583,523
Total	$3,532,453	$3,583,523

	For the Nine Months Ended September 30,
Allowance for credit loss movement	2024	2023
Beginning balance	$3,238,209	$2,867,455
Provision for credit loss	617,804	282,934
Recovery of credit loss	(745,000)	—
Ending balance	$3,111,013	$3,150,389

The balances of due to and due from related parties represent the outstanding loans to and from related parties, respectively, as of September 30, 2024 and December 31, 2023. These loans are non-secured, interest-free and due on demand.

The Company made a prepayment of JPY2.4 billion (approximately $18.32 million when payment was made) in December 2022 to purchase a patent use right ready to be used on January 1, 2023 with the useful life of sixteen years from SBC Tokyo Medical University, previously known as Ryotokuji University. SBC Tokyo Medical University later became a related party of the Company in March 2023 when the CEO of the Company became the chairman of the university. As SBC Tokyo Medical University was not a related party at the time the patent use right was purchased, this was not identified as a related party transaction.

In February 2023, the Company paid off the retirement compensation expense accrued to Yoshiko Aikawa.

During the nine months ended September 30, 2024 and 2023, the Company purchased medical equipment and cosmetics of $7,452,954 and $2,041,663, respectively, from Japan Medical & Beauty Inc., which was recognized and included in the cost of revenues.

Also see Note 2(a), 4, 7, 9, 12, 13 and 15 for more transactions with related parties.

NOTE 18 — SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date that the unaudited consolidated financial statements are issued, and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements other than as disclosed below.

On November 12, 2024, the Company entered into an agreement to acquire 100% equity interests of Aesthetic Healthcare Holdings, a company incorporated in Singapore and principally engaged in medical aesthetics business, with a cash consideration of approximately SGD$7.8 million (equivalent to approximately US$6.0 million). As of the date of this report, the transaction has not yet been completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarize the significant factors affecting our operating results, financial condition, liquidity, and cash flows for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

Unless the context otherwise requires, any reference in this section of this Quarterly Report to “SBC,” “we,” “us” or “our” refers to SBC Medical Group, Inc. (formerly known as SBC Medical Group Holdings Incorporated) prior to the consummation of the Business Combination and to the Combined Entity and its consolidated subsidiaries following the Business Combination.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only the Company’s beliefs regarding future events and performance, many of which, by their nature, are inherently uncertain and outside of the Company’s control. These forward-looking statements reflect the Company’s current views with respect to, among other things, the Company’s financial performance; growth in revenue and earnings; business prospects and opportunities; and capital deployment plans and liquidity. In some cases, forward-looking statements can be identified by the use of words such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “hopes” or the negative of these or similar terms. The Company cautions readers not to place undue reliance upon any forward-looking statements, which are current only as of the date of this Quarterly Report and are subject to various risks, uncertainties, assumptions, or changes in circumstances that are difficult to predict or quantify. The forward-looking statements are based on management’s current expectations and are not guarantees of future performance. The Company does not undertake or accept any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in its expectations or any change in events, conditions, or circumstances on which any such statement is based, except as required by law. Factors that may cause actual results to differ materially from current expectations may emerge from time to time, and it is not possible for the Company to predict all of them; such factors include, among other things, changes in global, regional, or local economic, business, competitive, market and regulatory conditions, and those listed under the heading “Risk Factors” and elsewhere in the Company’s filings with the SEC, which are accessible on the SEC’s website at www.sec.gov.

Overview

SBC Medical Group, Inc. (formerly known as SBC Medical Group Holdings Incorporated), a Delaware corporation and subsidiary of the Company (“Legacy SBC”) is a management company headquartered in Irvine, California and Tokyo, Japan, that provides management services to cosmetic treatment centers mainly in Japan. The Company and its subsidiaries are primarily focused on providing comprehensive management services to franchisee clinics, including but not limited to advertising and marketing needs across various platforms (such as social media networks), staff management (such as recruitment and training), booking reservations for franchisee clinic customers, assistance with franchisee employee housing rentals and facility rentals, construction and design of franchisee clinics, medical equipment and medical consumables procurement (resale), the provision of cosmetic products to franchisee clinics for resale to clinic customers, licensure of the use of patent-pending and non-patented medical technologies, trademark and brand use, IT software solutions (including but not limited to remote medical consultations), management of the franchisee clinic’s customer rewards program (customer loyalty point program), and payment tools for the franchisee clinics.

Our wholly owned subsidiaries, SBC Medical Group Co., Ltd., a Japan corporation (“SBC Medical Sub”, L’Ange Cosmetique Co., Ltd., a Japan corporation (“Lange Sub”), and Shobikai Co., Ltd., a Japan corporation (“Shobikai Sub”), are each designated as a “medical service corporation” in Japan. In Japan, a medical service corporation is a legal entity that provides management service to “medical corporations”. The management services are conducted through franchisor-franchisee contracts and/or service contracts between certain subsidiaries of the Company (SBC Medical Sub, Lange Sub, and Shobikai Sub) and the medical corporations that own all 224 of the treatment centers in Japan as of September 30, 2024, which operate under the brand name “Shonan Beauty Clinic”. These clinics provide include but are not limited to breast augmentation, liposuction, rejuvenation treatments (including treatment of wrinkles, acne, scars, cellulite, excess fat, discoloration, and signs of aging), laser skin toning and spot removal, eyes double fold surgery, rhinoplasty, treatment of osmidrosis and hyperhidrosis, hair transplants, gynecological formation treatments, laser hair removal, face line surgeries, cosmetical dental procedures, tattoo removal, lasik eye surgery, lateral canthoplasty, brow lift procedures, androgenetic alopecia treatment, and cheek sagging prevention methods.

There are currently six medical corporations that the Company’s subsidiaries have entered into franchisor-franchisee contracts and service contracts, consisting of Medical Corporation Shobikai, Medical Corporation Kowakai, Medical Corporation Nasukai, Medical Corporation Aikeikai, Medical Corporation Jukeikai and Medical Corporation Ritz Cosmetic Surgery. In addition, the Company has entered into service contracts since September 2023 with two additional medical corporations, Medical Corporation Association Furinkai and Medical Corporation Association Junikai (collectively with the six franchisee medical corporations, the “Medical Corporations” or “MCs”). All of the Medical Corporations are deemed to be related parties of the Company since relatives of the CEO of the Company are the members (or shain) of general meetings of members of the Medical Corporations. The CEO of the Company was previously a member of the six franchisee Medical Corporations until he ceased being a member in July 2023. The Company, through SBC Medical Sub, owns equity “deposit” interests (or mochibun) of the Medical Corporations (except Medical Corporation Association Furinkai and Medical Corporation Association Junikai). Although the Company, through SBC Medical Sub, has an equity “deposit” interest to the rights to receive a distribution of residual assets in proportion to the amount of contribution in certain circumstances as provided in the articles of incorporation of each of the Medical Corporations (except Medical Corporation Association Furinkai and Medical Corporation Association Junikai), the Company or SBC Medical Sub does not have voting control over the corporate actions at general meetings of members (or shain) of the Medical Corporations per the requirements of the Japanese Medical Care Act.

For the three months ended September 30, 2024 and 2023, we generated revenues of $53,084,883 and $47,278,685, respectively, we reported net income attributable to SBC Medical Group Holdings Incorporated of $2,832,894 and $8,356,414, respectively. For the nine months ended September 30, 2024 and 2023, we generated revenues of $160,995,005 and $131,192,729, respectively, we reported net income attributable to SBC Medical Group Holdings Incorporated of $40,075,054 and $25,027,776, respectively, and cash flow provided by operating activities of $27,886,231 and $22,753,983, respectively. As of September 30, 2024, we had retained earnings of $182,923,786.

Our primary mission is to provide quality comprehensive management services to the Medical Corporations and expand our “Shonan Beauty Clinic” brand. We plan to achieve the mission by maintaining and strengthening our market position and brand in the cosmetic medical treatment management market in Japan, Vietnam, and the United States, and by growing our presence globally.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table summarizes our operating income as reflected in our unaudited consolidated statements of operations and comprehensive income for the three months ended September 30, 2024 and 2023, and presents information regarding amounts and percentage changes during those periods.

	For the Three Months Ended September 30,
	2024		2023		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenues, net (including net revenues provided to related parties)	$53,084,883	100.00%	$47,278,685	100.00%	$5,806,198	12.28%
Cost of revenues	9,845,793	18.55%	13,780,309	29.15%	(3,934,516)	(28.55)%
Gross profit	43,239,090	81.45%	33,498,376	70.85%	9,740,714	29.08%
Operating expenses	29,404,487	55.39%	13,475,134	28.50%	15,929,353	118.21%
Income from operations	13,834,603	26.06%	20,023,242	42.35%	(6,188,639)	(30.91)%
Other income (expenses)	(726,752)	(1.37)%	1,046,811	2.21%	(1,773,563)	(169.43)%
Income before income taxes	13,107,851	24.69%	21,070,053	44.56%	(7,962,202)	(37.79)%
Income tax expense	10,273,384	19.35%	13,012,262	27.52%	(2,738,878)	(21.05)%
Net income	2,834,467	5.34%	8,057,791	17.04%	(5,223,324)	(64.82)%
Less: net income (loss) attributable to non-controlling interests	1,573	0.00%	(298,623)	(0.63)%	300,196	(100.53)%
Net income attributable to SBC Medical Group Holdings Incorporated	$2,832,894	5.34%	$8,356,414	17.67%	$(5,523,520)	(66.10)%

Revenues, Net

Revenues, net generated from different revenue streams consist of the following:

	For the Three Months Ended September 30,		Variance
	2024	2023	Amount	%
Royalty income	$15,688,528	$8,606,999	$7,081,529	82.28%
Procurement services	17,571,299	8,959,689	8,611,610	96.12%
Management services	12,110,764	22,969,187	(10,858,423)	(47.27)%
Rental services	4,124,774	1,337,803	2,786,971	208.32%
Others	3,589,518	5,405,007	(1,815,489)	(33.59)%
Total	$53,084,883	$47,278,685	$5,806,198	12.28%

Revenues, net, increased by 12.28% from $47,278,685 for the three months ended September 30, 2023 to $53,084,883 for the three months ended September 30, 2024.

Japanese Yen (“JPY”) against the U.S. dollar slightly depreciated for the three months ended September 30, 2024, compared to the three months September 30, 2023. For the three months ended September 30, 2024 and 2023, we generated net revenues of $53,084,883 (JPY7,908 million) and $47,278,685 (JPY6,718 million), respectively, we reported net income of $2,834,467 (JPY389 million) and $8,057,791 (JPY1,149 million), respectively. Overall, the unfavorable impacts of the period-to-period foreign exchange rate changes on net revenues was $2,570,776 and favorable impact on net income was $108,549, for the three months ended September 30, 2024.

The main reasons for the variance of $5,806,198 in revenues, net per revenue stream are as follows:

Royalty income

Royalty income for the three months ended September 30, 2024 increased to $15,688,528 by $7,081,529, or 82.28%, from $8,606,999 for the same period in 2023. This increase was mainly due to authorizing the six MCs, which are our main recurring customers, to use our patents and trademarks starting from September 2023, as well as the business expansion of the MCs.

Procurement services

The procurement services revenue for the three months ended September 30, 2024 increased to $17,571,299 by $8,611,610, or 96.12%, from $8,959,689 for the same period in 2023. This increase was mainly due to the increased demand on advertising services and medical materials due to the business expansion of MCs.

Management services

The management services revenue for the three months ended September 30, 2024 decreased to $12,110,764 by $10,858,423, or 47.27%, from $22,969,187 for the same period in 2023. This decrease was mainly due to the revenue generated by dispatching staff to MCs to provide clinic operation services were discontinued since September 2024, because the Company plans to merge Shobikai Sub to another subsidiary and the related license, held by Shobikai Sub, to conduct such staff dispatching business will be invalid after the merger.

Rental services

The rental services revenue for the three months ended September 30, 2024 increased to $4.124,774 by $2,786,971, or 208.32%, from $1,337,803 for the same period. This increase was mainly due to the increased demand for medical equipment from MCs due to the business expansion of MCs.

Others

The other revenues for the three months ended September 30, 2024 decreased to $3,589,518 by $1,815,489, or 33.59%, from $5,405,007 for the same period in 2023. This decrease was mainly due to the decrease in demand for leasehold improvement services.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2024 was $9,845,793 compared to $13,780,309 for the same period in 2023. The decrease was mainly due to the discontinuation of clinic operation staff supporting services provide by Shobikai Sub to MCs since September 2024, and the Company then terminated the employment of the related staff. As a result, labor cost significantly decreased.

Gross Profit

Gross profit for the three months ended September 30, 2024 was $43,239,090 compared to $33,498,376 for the same period in 2023. The increase in gross profit by $9,740,714 or 29.08% was mainly due to the increase in royalty income and procurement services with a relatively high gross margin as a result of the factors described above, offset by the decrease in management services revenue as a result of the factors described above.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		Variance
	2024	2023	Amount	%
Salaries and welfare	$6,842,278	$6,839,509	$2,769	0.04%
Depreciation and amortization expense	684,926	2,889,408	(2,204,482)	(76.30)%
Consulting and professional service fees	5,070,231	913,230	4,157,001	455.20%
Advertising expense	621,759	356,664	265,095	74.33%
Taxes and dues	151,609	212,884	(61,275)	(28.78)%
Recruiting expense	201,987	457,381	(255,394)	(55.84)%
Lease expense	602,787	531,931	70,856	13.32%
Office, utility and other expenses	2,421,455	1,245,611	1,175,844	94.40%
Misappropriation loss	—	28,516	(28,516)	(100.00)%
Stock-based compensation	12,807,455	—	12,807,455	100.00%
Total	$29,404,487	$13,475,134	$15,929,353	118.21%

The operating expenses increased to $29,404,487 for the three months ended September 30, 2024 by $15,929,353, or 118.21%, from $13,475,134 for the same period in 2023. The increase was mainly due to the increase in stock-based compensation, the increase in consulting and professional service fees and the increase in office, utility and other expenses, partially offset by the decrease in depreciation and amortization expenses.

Stock-based compensation relate to the warrants issued to the service provider that supported SBC’s listing process. These warrants were issued in November 2022 and became exercisable upon the consummation of business combination with Pono Two Capital, Inc., and the fair value was recognized as an expense.

Consulting and professional service fees increased by $4,157,001, or 455.20%, to $5,070,231 for the three months ended September 30, 2024 from $913,230 for the same period in 2023, mainly due to the increase of the professional service fees incurred related to the business combination transaction.

Office, utility and other expenses increased by $1,175,844, or 94.40%, to $2,421,455 for the three months ended September 30, 2024 from $1,245,611 for the same period in 2023, mainly due to the insurance expense recognized due to the decrease in the cash surrender values of the corporate-owned life insurance policies and administrative expenses increased in preparation for the listing.

Depreciation and amortization expense decreased by $2,204,482, or 76.30%, to $684,926 for the three months ended September 30, 2024 from $2,889,408 for the same period in 2023, mainly because the decrease in amortization expense incurred from the intangible assets owned by Cell Pro Japan Co., Ltd.(“Cellpro”), a former subsidiary of the Company, due to the disposal of Cellpro on January 1, 2024.

Other Income (Expenses)

Other income (expenses) for the three months ended September 30, 2024 and 2023, were as follows:

	For the Three Months Ended September 30,		Variance
	2024	2023	Amount	%
Interest income	$7,950	$10,234	$(2,284)	(22.32)%
Interest expense	(5,466)	(3,978)	(1,488)	37.41%
Other income	65,922	1,138,869	(1,072,947)	(94.21)%
Other expenses	(795,158)	(98,314)	(696,844)	708.79%
Total	$(726,752)	$1,046,811	$(1,773,563)	(169.43)%

In particular, the other income was $65,922 for the three months ended September 30, 2024, as compared to $1,138,869 for the three months ended September 30, 2023, mainly due to the income from the surrender of life insurance policies. The other expense was $795,158 for the three months ended September 30, 2024, as compared to $98,314 for the three months ended September 30, 2023, mainly due to the increase in unrealized loss from the Company’s investment in a public entity with readily determinable fair value.

Income Tax Expense

Income tax expense for the three months ended September 30, 2024 was $10,273,384 compared to $13,012,262 for the same period in 2023. The decrease in income tax expense by $2,738,878 or 21.05% was mainly due to the impact of a temporary increase in listing-related expenses recorded in conjunction with the listing. The decrease was in line with the decrease in income before tax generated by the major operating entities in the three months ended September 30, 2024 as compared with September 30, 2023.

The effective tax rate was 78.38% and 61.76% for the three months ended September 30, 2024 and 2023, respectively. The decrease of 16.62 percentage points was mainly due to the recognition of stock-based compensation of $12,807,455 in the three months ended September 30, 2024 while no such expense was recorded in the three months ended September 30, 2023.

Net Income

As a result of the foregoing, we reported a net income of $2,834,467 for the three months ended September 30, 2024, representing a decrease of $5,223,324 or 64.82% from $8,057,791 for the three months ended September 30, 2023.

Net Income (Loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $1,573 for the three months ended September 30, 2024, as compared to a net loss attributable to non-controlling interests of $298,623 for the three months ended September 30, 2023, mainly due to the disposal of Cellpro on January 1, 2024.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024, and 2023

The following table summarizes our operating income as reflected in our consolidated statements of operations and comprehensive income for the nine months ended September 30, 2024 and 2023, and presents information regarding amounts and percentage changes during those periods.

	For the Nine Months Ended September 30,
	2024		2023		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenues, net (including net revenues provided to related parties)	$160,995,005	100.00%	$131,192,729	100.00%	$29,802,276	22.72%
Cost of revenues	38,816,865	24.11%	37,256,066	28.40%	1,560,799	4.19%
Gross profit	122,178,140	75.89%	93,936,663	71.60%	28,241,477	30.06%
Operating expenses	56,592,092	35.15%	47,265,904	36.03%	9,326,188	19.73%
Income from operations	65,586,048	40.74%	46,670,759	35.57%	18,915,289	40.53%
Other income	1,810,438	1.12%	3,343,449	2.55%	(1,533,011)	(45.85)%
Income before income taxes	67,396,486	41.86%	50,014,208	38.12%	17,382,278	34.75%
Income tax expense	27,254,478	16.93%	25,683,244	19.57%	1,571,234	6.12%
Net income	40,142,008	24.93%	24,330,964	18.55%	15,811,044	64.98%
Less: net income (loss) attributable to non-controlling interests	66,954	0.04%	(696,812)	(0.53)%	763,766	(109.61)%
Net income attributable to SBC Medical Group Holdings Incorporated	$40,075,054	24.89%	$25,027,776	19.08%	$15,047,278	60.12%

Revenues, Net

Revenues, net generated from different revenue streams consist of the following:

	For the Nine Months Ended September 30,		Variance
	2024	2023	Amount	%
Royalty income	$45,425,052	$25,446,040	$19,979,012	78.52%
Procurement services	44,303,891	34,662,934	9,640,957	27.81%
Management services	44,471,031	53,693,948	(9,222,917)	(17.18)%
Rental services	11,195,888	4,681,213	6,514,675	139.17%
Others	15,599,143	12,708,594	2,890,549	22.74%
Total	$160,995,005	$131,192,729	$29,802,276	22.72%

Revenues, net, increased by 22.72% from $131,192,729 for the nine months ended September 30, 2023 to $160,995,005 for the nine months ended September 30, 2024.

Japanese Yen (“JPY”) against the U.S. dollar depreciated during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, we generated net revenues of $160,995,005 (JPY24,331 million) and $131,192,729 (JPY18,118 million), respectively, we reported net income of $40,142,008 (JPY6,067 million) and $24,330,964 (JPY3,360 million), respectively. Overall, the unfavorable impacts of the period-to-period foreign exchange rate changes on net revenues and net income were $15,184,893 and $3,786,155, respectively, for the nine months ended September 30, 2024.

The main reasons for the variance of $29,802,276 in revenues, net per revenue stream are as follows:

Royalty income

The royalty income for the nine months ended September 30, 2024 increased to $45,425,052 by $19,979,012, or 78.52%, from $25,446,040 for the same period in 2023. This increase was mainly due to (i) a change in the billing base of royalty fees from a percentage of sales of MCs to a fixed amount for each clinic of MCs since April 2023 combined with an increase in the number of clinics operated by MCs, (ii) authorizing the six MCs, which are our main recurring customers, to use our patents and trademarks starting from September 2023, and (iii) the business expansion of the MCs, partially offset by the depreciation of JPY.

Procurement services

The procurement services revenue for the nine months ended September 30, 2024 increased to $44,303,891 by $9,640,957, 27.81%, from $34,662,934 for the same period in 2023. This increase was mainly due to the increase in the demand on medical materials due to the business expansion of MCs, partially offset by the depreciation of JPY.

Management services

The management services revenue for the nine months ended September 30, 2024 decreased to $44,471,031 by $9,222,917, or 17.18%, from $53,693,948 for the same period in 2023. This decrease was mainly due to (i) the discontinuation of clinic operation staff supporting services provided by Shobikai Sub to MCs since September 2024 and (ii) the depreciation of JPY, partially offset by (i) the increase in revenue generated from management consulting services and loyalty program management services provided to two MCs that the Company started to conduct business since September 2023 (Medical Corporation Association Furinkai and Medical Corporation Association Junikai), (ii) the business expansion of MCs and (iii) the increase in the number of the clinics of MCs.

Rental services

The rental services revenue for the nine months ended September 30, 2024 increased to $11,195,888 by $6,514,675, or 139.17%, from $4,681,213 for the same period in 2023. This increase was mainly due to the increased demand for medical equipment from MCs due to the business expansion of MCs, partially offset by the depreciation of JPY.

Others

The other revenues for the nine months ended September 30, 2024 increased to $15,599,143 by $2,890,549, or 22.74%, from $12,708,594 for the same period in 2023. This increase was mainly due to the business expansion of the subsidiary acquired in 2023, partially offset by the depreciation of JPY.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2024 was $38,816,865 compared to $37,256,066 for the same period in 2023. Even though revenue increased by $29,802,276, or 22.72%, for the nine months ended September 30, 2024 compared to same period in 2023, cost of revenues only increase by $1,560,799 or 4.19% mainly due to the Company’s effort of the cost reduction for the nine months ended September 30, 2024, as well as the revenue generated by providing clinic operation supporting services by Shobikai Sub to MCs were discontinued since September 2024, and the Company then terminated the employment of the related staff. As a result, labor cost significantly decreased.

Gross Profit

Gross profit for the nine months ended September 30, 2024 was $122,178,140 compared to $93,936,663 for the same period in 2023. The increase in gross profit by $28,241,477 or 30.06% was mainly due to the increase in royalty income and procurement services with a relatively high gross margin as a result of the factors described above, offset by the decrease in management services revenue as a result of the factors described above.

Operating Expenses

Operating expenses for the nine months ended September 30, 2024 and 2023 were as follows:

	For the Nine Months Ended September 30,		Variance
	2024	2023	Amount	%
Salaries and welfare	$21,228,566	$20,057,283	$1,171,283	5.84%
Depreciation and amortization expense	1,912,284	8,663,866	(6,751,582)	(77.93)%
Consulting and professional service fees	10,279,107	5,900,606	4,378,501	74.20%
Advertising expense	1,556,483	1,768,143	(211,660)	(11.97)%
Taxes and dues	400,943	1,566,935	(1,165,992)	(74.41)%
Recruiting expense	1,450,109	1,667,253	(217,144)	(13.02)%
Lease expense	1,836,717	1,754,397	82,320	4.69%
Office, utility and other expenses	5,120,428	5,506,655	(386,227)	(7.01)%
Misappropriation loss	—	380,766	(380,766)	(100.00)%
Stock-based compensation	12,807,455	—	12,807,455	100.00%
Total	$56,592,092	$47,265,904	$9,326,188	19.73%

The operating expenses increased to $56,592,092 for the nine months ended September 30, 2024 by $9,326,188, or 19.73%, from $47,265,904 for the same period in 2023. The increase was mainly due to the increase in stock-based compensation and the increase in consulting and professional service fees, partially offset by the decrease in depreciation and amortization expenses.

Stock-based compensation related to the warrants issued to the service provider that supported our listing process. These warrants were issued in November 2022 and became exercisable upon the consummation of business combination with Pono Two Capital, Inc., and the fair value is recognized as an expense.

Consulting and professional service fees increased by $4,378,501, or 74.20%, to $10,279,107 for the nine months ended September 30, 2024 from $5,900,606 for the same period in 2023, mainly due to the increase of the professional service fees incurred related to the business combination transaction.

Depreciation and amortization expense decreased by $6,751,582, or 77.93%, to $1,912,284 for the nine months ended September 30, 2024 from $8,663,866 for the same period in 2023, mainly because the decrease in amortization expense incurred from the intangible assets owned by Cellpro, a former subsidiary of the Company, due to the disposal of Cellpro on January 1, 2024.

Other Income (Expenses)

Other income (expenses) for the nine months ended September 30, 2024 and 2023, were as follows:

	For the Nine Months ended September 30,		Variance
	2024	2023	Amount	%
Interest income	$37,283	$86,345	$(49,062)	(56.82)%
Interest expense	(15,898)	(37,380)	21,482	(57.47)%
Other income	721,894	3,875,723	(3,153,829)	(81.37)%
Other expenses	(2,746,450)	(581,239)	(2,165,211)	372.52%
Gain on disposal of subsidiary	3,813,609	-	3,813,609	100.00%
Total	$1,810,438	$3,343,449	$(1,533,011)	(45.85)%

In particular, other income was $721,894 for the nine months ended September 30, 2024, as compared to $3,875,723 for the same period in 2023, mainly due to the income from surrender of life insurance policies; other expenses was $2,746,450 for the nine months ended September 30, 2024, as compared to $581,239 for the nine months ended September 30, 2023, mainly due to the unrealized loss from the Company’s investment in a public entity with readily determinable fair value; and gain on disposal of subsidiary was $3,813,609 for the nine months ended September 30, 2024, as compared to nil for the same period in 2023, mainly due to the disposal of Cellpro on January 1, 2024.

Income Tax Expense

Income tax expense, for the nine months ended September 30, 2024, was $27,254,478 compared to $25,683,244 for the same period in 2023. The increase in income tax expense by $1,571,234 or 6.12% was mainly due to an increase in income before tax of the major operating entities as a result of an increase in related-party revenues compared to the same period in 2023.

The effective tax rate was 40.44% and 51.35% for the nine months ended September 30, 2024 and 2023, respectively. The decrease of 10.91 percentage points was mainly due to the $8.7 million enterprise tax paid by the Company in the nine months ended September 30, 2024, which is tax deductible, while only $3 million enterprise tax was paid in the nine months ended September 30, 2023.

Net Income

As a result of the foregoing, we reported a net income of $40,142,008 for the nine months ended September 30, 2024, representing an increase of $15,811,044, or 64.98%, from $24,330,964 for the nine months ended September 30, 2023.

Net Income (Loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $66,954 for the nine months ended September 30, 2024, as compared to a net loss attributable to non-controlling interests of $696,812 for the nine months ended September 30, 2023, mainly due to the disposal of Cellpro on January 1, 2024.

Liquidity and Sources of Funds

As of September 30, 2024, the Company had $137,393,070 in cash and cash equivalents compared to $103,022,932 as of December 31, 2023. In addition, the Company had $29,779,783 in accounts receivable as of September 30, 2024 compared to $35,113,749 as of December 31, 2023. The Company’s accounts receivable includes balances due from customers for the services and goods provided by the Company and accepted by customers.

As of September 30, 2024, the Company’s working capital balance was $129,679,294. In assessing liquidity, management monitors and analyzes the Company’s cash and cash equivalents, ability to generate sufficient future earnings, and operating and capital investment commitments. The Company believes that its current cash and cash equivalents from operations and borrowings from banks will be sufficient to meet its working capital needs for the next 12 months from the date of issuance of the unaudited financial statements included in this Quarterly Report.

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of indebtedness, equity financings or a combination of these potential sources of funds. While we face uncertainties regarding the size and timing of our fundraising, which will be affected by general economic, financial, and other factors that may be beyond our control, we believe that we will be able to continue to meet our current business needs through the use of cash flows generated from operations and stockholder working capital, as needed.

The Company evaluates its capital allocation practices with the objective of enhancing shareholder value, while considering performance, the business environment, macroeconomic conditions and other relevant factors. The Company expects to deploy capital for investment opportunities that align with its growth strategy, selectively pursuing prospects in the expanding global medical aesthetics market.

Cash Flows for the nine months ended September 30, 2024 and 2023

The following table provides a summary of our cash flows for the periods indicated.

	For the Nine Months Ended September 30,		Variance
	2024	2023	Amount	%
Net cash provided by operating activities	$27,886,231	$22,753,983	$5,132,248	22.56%
Net cash provided by (used in) investing activities	(5,554,039)	8,659,196	(14,213,235)	(164.14)%
Net cash provided by financing activities	11,584,038	6,262,589	5,321,449	84.97%
Effect of changes in foreign currency exchange rate	453,908	(11,982,793)	12,436,701	(103.79)%
Net change in cash and cash equivalents	34,370,138	25,692,975	8,677,163	33.77%
Cash and cash equivalents as of the beginning of the period	103,022,932	51,737,994	51,284,938	99.12%
Cash and cash equivalents as of the end of the period	$137,393,070	$77,430,969	$59,962,101	77.44%

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 was $27,886,231 as compared to the amount of $22,753,983 net cash provided by operating activities for the nine months ended September 30, 2023, reflecting an increase of $5,132,248. The increase was mainly due to an increase in net income of $15.8 million and stock-based compensation of $12.8 million, and increase in changes in accounts receivable - related parties of $25.0 million, customer loans receivable of $12.9 million and accrued retirement compensation expense - related party of $22.1 million, and offset by a decrease in changes in finance lease receivables - related parties of $20.7 million, accounts payable of $17.2 million, notes payable - related parties of $14.0 million, accrued liabilities and other current liabilities of $9.3 million and income tax payable of $17.1 million.

Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities of $5,554,039 was mainly the result of purchase of property and equipment of $2.0 million, purchase of convertible note of $1.7 million, disposal of subsidiary, net of cash disposed of $0.8 million, and payments made on behalf of a related party of $5.2 million, and offset by repayment from related parties of $6.0 million. During the nine months ended September 30, 2023, net cash provided by investing activities of $8,659,196 was mainly the result of proceeds from disposal of property and equipment of $8.0 million, proceeds from sales of short-term investments of $4.1 million, and proceeds from surrender of life insurance policies of $4.0 million, and offset by purchase of property and equipment of $2.3 million, purchase of short-term investments of $2.1 million, purchase of intangible assets of $1.7 million, purchase of convertible note of $1.0 million, and advances to related parties of $1.0 million.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities of $11,584,038 was mainly due to the proceeds from recapitalization of Pono Shares net of transaction costs of $11.7 million. During the nine months ended September 30, 2023, net cash provided by financing activities of $6,262,589 was the result of borrowings from related parties of $12.3 million, deemed contribution in connection with disposal of property and equipment of $9.6 million, and offset by repayments of long-term loans of $8.7 million and repayments to related parties of $7.6 million.

Recent Developments

On November 12, 2024, the Company entered into an agreement to acquire 100% equity interest of Aesthetic Healthcare Holdings, a company incorporated in Singapore and principally engaged in medical aesthetics business, with a cash consideration of approximately SGD$7.8 million (equivalent to approximately US$6.0 million). As of the date of this report, the transaction has not yet been completed.

Misappropriations of Funds and Restatements

In January 2024, in connection with a routine tax examination of the Company’s income tax returns, the Japanese tax authority discovered misappropriations of Company funds by a former director of general affairs and legal department of L’Ange Cosmetique Co., Ltd., which is a subsidiary of the Company (the “former director”), not a relative of the CEO of the Company or any identified related party, who received kickbacks from multiple vendors of SBC Japan (collectively with the former director, the “participants”) possibly beginning as early as 2012 until the misappropriations were discovered. The former director was suspended immediately upon the discovery and was terminated effective February 23, 2024. The Company has commenced a criminal complaint in Tokyo against the participants.

Shortly after this discovery, the Company engaged independent legal counsel and forensic consultants to investigate the misappropriations. The investigation, which was completed in March 2024, revealed that the participants had misappropriated approximately JPY632 million ($5.6 million), including consumption tax, from the Company of which the former director received approximately JPY335 million ($3.0 million), between April 2016 and the discovery of the misappropriations in January 2024. The amount misappropriated prior to April 2016 could not be accurately determined because certain data for the period prior to April 2016 was unavailable, the Company does not expect such amount to be material based on current estimates.

The Company found no evidence that any other employee of the Company was aware of, or colluded in, the misappropriations of Company funds or that there was any unlawful activity apart from that associated with the participants’ misappropriations of Company funds. The misappropriated amounts, excluding the consumption tax, representing advertising services purchased on behalf of a related-party MC, were originally included in the revenues reported on a net basis. After discovery of the misappropriations, the amounts were restated as a misappropriation loss.

The Company has restated its previously reported consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss) and cash flows for the years then ended, based on the results of its investigation and substantive validation procedures. The Company has also restated its previously reported unaudited consolidated balance sheets for the nine months ended September 30, 2023 and 2022 and for the six months ended June 30, 2023 and 2022, and the related unaudited consolidated statements of operations and comprehensive income (loss) and cash flows for the periods then ended.

Contractual Obligations

Lease Agreements

The Company has seventy-two leases classified as operating leases for offices and sublease purposes.

As of September 30, 2024, the future maturity of lease liabilities is as follows:

Years ending December 31,	Lease Payment
Remaining of 2024	$1,079,267
2025	3,430,730
2026	459,579
2027	180,494
2028	171,043
Thereafter	277,567
Total undiscounted lease payments	5,598,680
Less: imputed interest	(8,864)
Total operating lease liabilities	$5,589,816

Bank and Other Borrowings

The Company borrowed loans from various banks and a financial institution for working capital purpose.

As of September 30, 2024, future minimum borrowing payments are as follows:

Years ending December 31,	Principal Repayment
Remaining of 2024	$31,546
2025	141,934
2026	147,185
2027	140,898
2028	77,121
Thereafter	284,469
Total	$823,153

Off-Balance Sheet Arrangements (Off-Balance Sheet Transactions)

There are no off-balance sheet arrangements as of September 30, 2024 and December 31, 2023.

Foreign Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations because our business is primarily conducted in Japan and most of our revenues and costs are denominated in Japanese yen, whereas our reporting currency is U.S. dollar. The weakening of the Japanese yen against the U.S. dollar would have a negative impact on our financial results and vice versa.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires us to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experiences and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. Some of our accounting policies require a higher degree of judgment than others in their application and require us to make significant accounting estimates. We believe that critical accounting policies as disclosed in this Quarterly Report reflect the more significant judgements and estimates used in preparation of our consolidated financial statements.

The following descriptions of critical accounting policies and estimates should be read in conjunction with our consolidated financial statements and other disclosures included in this Quarterly Report. When reviewing our consolidated financial statements, you should consider our selection of critical accounting policies, the judgments and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions.

Revenue Recognition

The Company recognizes revenue from franchising services, procurement services, management services and other services under ASC Topic 606, “Revenue from Contracts with Customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenue amount represents the invoiced value, net of consumption tax and applicable local government levies, if any. The consumption tax on sales is calculated at 10% of gross sales. The Company does not have significant remaining unfulfilled performance obligations or contract balances.

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. The determination of whether the Company acts as a principal or an agent in a transaction is based on the evaluation of whether (i) the Company is primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) the Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer and (iii) the Company has discretion in establishing the price for the specified good or service. If the terms of a transaction do not indicate the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

The Company recognizes revenue from rental services under ASC Topic 842, “Leases”.

The Company currently generates its revenue from the following main sources:

Franchising Revenue

The Company generates franchising revenue (royalty income) by licensing its intellectual properties, including but not limited to the Company’s brand name (“Shonan Beauty Clinic”), trade name, patents, and trademarks, as a franchisor pursuant to franchise agreements with certain MCs (the “MCs”) in Japan. Prior to April 2023, royalty income is based on a percentage of sales and recognized at the time when the related sales occurred; since April 2023, it is based on a fixed amount to each clinic of the MCs; since September 2023, it is based on a fixed amount to each MC and a fixed amount to each clinic of the MCs and recognized over time as services are rendered.

Procurement Services Revenue

The Company generates procurement services revenue by purchasing primarily advertising services and medical materials from qualified vendors on behalf of MCs to maintain brand quality consistency. Procurement services revenue is recognized at the point in time upon the delivery of products or over time as services are performed. Occasionally, the Company receives vendor discounts on certain large purchases. It recognizes revenue based on actual payments and will return the over-collection resulting from such discounts to MCs.

Management Services Revenue

The Company provides loyalty program management services, labor supporting services, function supporting services and management consulting services to MCs.

● Loyalty program management services

The Company awards loyalty points on behalf of MCs to MCs’ customers, who earn loyalty points from each qualified purchase made at the loyalty program participating clinics of MCs, in exchange for a handling fee. The revenue is based on a percentage of the related payment amount made by MCs’ customers and is recognized when the loyalty points are awarded.

At the time loyalty points are awarded, a MC pays the Company cash in an amount equivalent to the awarded loyalty points, which is recorded as advances from customers. When a MC’s customers redeem the loyalty points, the Company returns the cash back to the MC in an amount equivalent to the redeemed loyalty points. The awarded loyalty points expire if a MC’s customer does not make any additional qualified purchase at a participating clinic within a year. The Company accumulates and tracks the points on behalf of MCs until the loyalty points expire, at which time the Company recognizes an amount equivalent to the expired loyalty points as revenue, which is normally not significant.

The Company also awards certain points to MCs’ customers on behalf of MCs for free in order to increase the volume of MC’s sales, from which the Company earns other types of revenues, such as royalty income. When a MC’s customers redeem such points, the Company reimburses MC in an amount equivalent to the used free points and records it as a reduction of the revenue recognized.

The Company is an agent in the management of loyalty programs, and as a result, revenues are recognized net of the cost of redemptions.

● Labor supporting services

The Company generates revenue by dispatching staff to MCs to provide a range of services, primarily including clinic operation, IT, and administrative services. The Company recognizes the revenue over the time when services are rendered.

● Function supporting services

The revenue is derived from providing functional supporting services to MCs, such as accounting and human resources services. The Company recognizes the revenue over the time when services are rendered.

● Management consulting services

The Company generates revenue by providing consulting services to MCs in relation to business operations of cosmetic dermatology. The Company recognizes the revenue over the time when services are rendered.

Rental Services Revenue

The Company generates rental income from operating leases and sales-type leases, which is accounted for under ASC Topic 842. Operating lease revenue is generally recognized on straight-line basis over the terms of the lease agreements and sales-type leases revenue is generally recognized on the lease commitment date.

Other Revenues

The Company generates other miscellaneous revenues such as medicine dispensed sales revenue, brokerage services revenue, construction services revenue, pilot training services revenue, interest income, etc. These revenues are recognized when the Company satisfies performance obligations.

Long-term Investments in MCs — Related Parties

Long-term investments in MCs — related parties represent the payments to obtain equity interests of the MCs in Japan, made by the Company through SBC Japan, a company designated as a MSC in Japan. In accordance with the Japanese Medical Care Act and articles of incorporation of the MCs, which are non-profit organizations, the equity interest holders of MCs are prohibited from receiving any profit distribution from MCs but have the right to receive distribution of the residual assets of the MCs in proportion to the amount of their contribution. As of the balance sheet dates, the investments represent probable future benefit to be realized at the time of dissolution of MCs or the equity interests being sold. The payments made for such investments are classified as investing activities in the consolidated statements of cash flows. The MCs are considered related parties as the relatives of the Chief Executive Officer (“CEO”) of the Company being the Members of the MCs.

The investments in MCs — related parties are accounted for using a measurement alternative, under which the investments are measured at cost, less impairment, and adjusted for observable price changes. The Company reviews the investments in MCs for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, especially the investments in Medical Corporation Jukeikai (“MC Jukeikai”) and Medical Corporation Ritz Cosmetic Surgery (“MC Ritz”), which represent the vast majority of the Company’s investments in MCs balance.

Impairment Consideration of Investments in MC Jukeikai and MC Ritz

Although these two MCs are non-profit entities, their principal operations are providing health care services and they derive primary source of their revenue from the sale of goods and services, rather than the fund contributions.

No indicator of impairment was noticed based on the Company’s qualitative assessment of impairment. As the Company provides comprehensive management services to these two MCs, including accounting and bookkeeping services, the Company has access to MCs’ unaudited financial information. In addition to the external market conditions and trends within the MCs’ industry, the Company considered the MCs’ operating performance, such as sales, increase in sales, and net income (loss) when performing its qualitative assessment. As of December 31, 2023, the carrying value of the investments in the two MCs was higher than their net assets, respectively, because the Company acquired the equity interests with the considerations paid higher than the net asset values at the respective purchase dates due to the expected growth and expansion of the MCs. The two MCs have been generating net income since the acquisition dates through the year ended December 31, 2022. During the year ended December 31, 2023, as part of their plan of expansion, the MCs opened several new clinics and incurred one-time expenses to set up those clinics and more selling, general, and administrative expenses, such as payroll, rent, and advertising expenses. The net losses incurred by the two MCs for the year ended December 31, 2023 associated with the opening of new clinics are considered temporary. The Company expects that the MCs’ sales will grow gradually over the next few years and that the MCs will be able to generate net income in the next one to two years. As of December 31, 2023, the Company did not observe any other-than-temporary impairment indicators.

For management’s additional internal analysis purposes, the Company estimates the residual values of the two MCs at dissolution when needed, using the income approach with the discounted cash flow method, which estimates the fair values of the MCs by the present worth of the net economic benefit to be received by MCs. Management applies significant judgment and assumptions related to estimation, including but not limited to the forecasted revenues, the selection of an expected EBITDA margin assumption for the forecast period, forecasted future cash flows, and the discounted rate. The Company currently expects the residual values at the dissolution of the MCs will not be less than the carrying values of the investments in MCs. The management is not aware of any legal or regulatory limitations on the Company’s ability to realize the full amount of proceeds generated from a liquidation of the MCs.

Stock-based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, “Compensation — Stock Compensation”, under which the Company determines whether stock-based compensation awards should be classified and accounted for as an equity award. There were no liability awards granted during any of the periods stated herein. For all grants of stock-based compensation classified as equity awards, the cost of services received from employees and non-employees in exchange for awards is recognized in the consolidated statements of operations and comprehensive income based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures and cancellations as they occur.

The Company, with the assistance of an independent valuation specialist, determined the fair value of the warrants recognized in the consolidated financial statements using the binomial option pricing model, and the equity value as of the grant date was estimated using 1) income approach with the discounted cash flow valuation method, which requires management to make significant estimates and assumptions related to forecasted revenues and cash flows and the discount rates, and 2) market approach with metrics of publicly traded companies or historically completed transactions of comparable businesses. The Company applied a weighting to the income approach and market approach to determine the fair value. We believe the accounting estimate for valuation of stock-based compensation is a critical accounting estimate because our estimates of fair value of stock-based compensation are based upon assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we will take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Smaller Reporting Company

Additionally, we are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the last business day of our second fiscal quarter, or (ii) our annual revenue exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter. If we continue to be a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from these certain reduced disclosure requirements that are available to smaller reporting companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, as previously disclosed, as of the fiscal year ended December 31, 2023, and as described below, we identified material weaknesses in our internal control over financial reporting.

Despite the identified material weaknesses, we believe that our condensed consolidated financial statements and other information contained in this Quarterly Report fairly present, in all material respects, our business, financial condition, and results of operations for the periods presented.

We remain committed to ongoing improvements in our disclosure controls and internal control over financial reporting, as outlined in the remediation plan below.

Material Weakness

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

In connection with the discovery of the misappropriations of funds as described in more details under “—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Misappropriations of Funds and Restatements”, we have identified material weaknesses as of December 31, 2023, which remain un-remediated as of September 30, 2024, in our internal control over financial reporting resulting from our failure to maintain an effective control environment, risk assessment processes and monitoring activities.

Our system of internal control failed to detect the misappropriations of funds due to the following material weaknesses of SBC Medical Group, Inc. (formerly known as SBC Medical Group Holdings Incorporated), a Delaware corporation and subsidiary of the Company:

1.	Control Environment. We did not maintain an effective control environment that fully emphasized the establishment of adherence to effective internal control over financial reporting throughout SBC Medical Group, Inc.’s management. We did not give sufficient consideration to the risk of senior management override of internal control. SBC Medical Group, Inc. had not ensured that certain personnel were adequately trained to properly execute critical internal control.

2.	Control Activities. We did not effectively implement or maintain control activities, such as ensuring a sufficient functioning of the mechanism of reconciliation of invoices to contracts and multi-level approvals of contracts, invoices and payments. SBC Medical Group, Inc. did not maintain sufficient segregation of duties with respect to certain activities of its former director of the general affairs and legal department at L’Ange Cosmetique Co., Ltd. SBC Medical Group, Inc. did not maintain adequate monitoring and oversight of the activities of our former director permitting the misappropriation of assets by the former director.

3.	Risk Assessment. We did not have an effective risk assessment process and the related documentation.

4.	Information and Communication. We did not adequately communicate to all employees of the organization information regarding the importance of internal control over financial reporting and employees’ duties and responsibilities, including segregation of duties.

5.	Monitoring Activities. We did not maintain effective monitoring controls related to the evaluation and testing of our internal control over financial reporting.

In addition, the Company completed its business combination in September 2024. Prior to the business combination, the Company operated as a private corporation with limited accounting personnel and supervisory resources necessary to support its accounting processes and address its internal control over financial reporting requirements. As a result, the existing internal control are no longer sufficient to meet the post-business combination financial reporting demands, and the Company is actively updating these controls. The design and implementation of internal control over financial reporting in a post-business combination environment has required, and will continue to require, significant time and resources from management and other personnel.

During the process of assessing the Company’s internal control, management identified the following additional material weaknesses in our internal control over financial reporting:

●	Lack of well-established procedures to identify, approve and report related party transactions.

●	Lack of sufficient financial reporting and accounting personnel to formalize, design, implement and operate key controls over financial reporting process in order to report financial information in accordance with U.S. GAAP and SEC reporting requirements.

●	Lack of well-established procedures to ensure all the services provided by subcontractors or vendors are reviewed and verified before the approval of payments.

●	Lack of well-established procedures to prevent and detect fraudulent transactions or override of control activities, specifically failure to maintain sufficient segregation of duties with respect to certain activities of its former director of general affairs and legal department of one of its subsidiaries and failure to maintain adequate monitoring and oversight of the work performed by this former director.

Remediation Plan

With respect to the material weaknesses identified in connection with the misappropriations of funds, management has implemented, or is in the process of implementing, the following changes to SBC Medical Group, Inc.’s internal control systems and procedures:

●	We established a related party policy in September 2024 to identify, approve, and report related party transactions; and implemented the corresponding procedures since November 2024.

●	We will clarify the organization structure and employee positions promoting (i) segregation of duties, (ii) monitoring and oversight, (iii) reconciliation of invoices to contracts and (iv) multi-level approvals of contracts, invoices and payments.

●	We will communicate to all employees of the organization information regarding the importance of internal control and employees’ duties and responsibilities, including segregation of duties.

●	We have initiated a project led by our Chief Officer of Internal Control and Internal Audit Office, and aided by outside consultants, to fully document our processes to serve as the basis for activities during 2024 to assess our fraud risks and evaluate and test our internal control over financial reporting.

●	We have updated our delegation of authority over our banking activities, and are establishing a treasury function that will improve the segregation of duties surrounding the general manager role to better safeguard cash.

Furthermore, management is fully committed to addressing the control deficiencies that contributed to the material weaknesses in a post-business combination environment. The steps we have already taken in 2024, and those we plan to take in 2025, are as follows:

●	We added accounting and finance personnel to strengthen our team. This has allowed us to enhance segregation of duties in the preparation and review of financial reporting, while improving oversight, structure, and reporting lines.

●	We have improved our controls related to the preparation and review of complex accounting measurements, the application of GAAP, and our financial statement disclosures. We believe that this will ensure more accurate and timely reporting.

●	We have engaged external consultants with expertise in SOX (The Sarbanes-Oxley Act of 2002) compliance to assist us in the design, implementation, and documentation of internal control that address key financial reporting risks. These consultants will also help ensure appropriate evidence of the performance of our controls, including the accuracy and completeness of financial data.

As applicable to each material weakness, the material weaknesses will not be considered remediated until our remediation plans have been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. Under the direction of our Audit Committee, management will continue to enhance corporate oversight at the process level, ensuring proper assignment of authority, responsibility, and accountability. We anticipate completing the implementation of key control enhancements by the end of 2025, which we expect to further strengthen our financial reporting oversight. Furthermore, we believe these efforts will remediate the identified material weakness and substantially improve our internal control over financial reporting.

We have continued the process of, and are focused on, further enhancing effective internal control measures to improve our internal control over financial reporting and to remediate the identified material weakness. We are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting. As we continue to evaluate and refine our internal control over financial reporting, we may adjust our remediation plans or take additional steps to address control deficiencies as necessary.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations. These include the exercise of judgment in designing, implementing, and operating controls, as well as the inherent inability to completely eliminate the risk of misconduct or error. Accordingly, while we aim to establish robust controls, any system, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Additionally, the design of our disclosure controls and procedures is impacted by resource constraints and the necessity for management to balance the benefits of potential controls against their associated costs. Moreover, projections of effectiveness into future periods are subject to risks that controls may become inadequate over time due to evolving conditions or diminished compliance. We will continue to monitor and enhance our internal control as necessary or appropriate, but we cannot provide assurance that these improvements will fully eliminate all risks of material misstatement.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no material changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our Common Stock involves a high degree of risk. These risks are more fully described in the section titled “Risks Related to SBC” included in the Definitive Proxy Statement filed with the SEC on August 12, 2024 (the “Proxy Statement”) in addition to the information in this Quarterly Report. Any of these factors could result in a material adverse effect on our results of operations or financial condition.

There have been no material changes to the risk factors set forth in the Proxy Statement, which are incorporated herein by reference.

The risk factors described or incorporated by reference in this Quarterly Report are not the only risks that we face. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. If any such risks materialize, it could have a material adverse effect on our business, financial condition, results of operations, and growth prospects and cause the trading price of our Common Stock to decline. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated January 31, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
2.2	First Amendment to the Agreement and Plan of Merger, dated April 26, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on May 1, 2023).
2.3	Second Amendment to the Agreement and Plan of Merger, dated May 30, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital, Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 2, 2023).
2.4	Third Amendment to the Agreement and Plan of Merger, dated June 15, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 16, 2023).
2.5	Amended and Restated Agreement and Plan of Merger, dated June 21, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 22, 2023).
2.6	First Amendment to the Amended and Restated Agreement and Plan of Merger, dated September 8, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Medical Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on September 11, 2023).
2.7	Second Amendment to the Amended and Restated Agreement and Plan of Merger, dated October 26, 2023, by and among Pono Capital Two Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to Form 8-K filed by Pono Capital Corp. with the SEC on October 26, 2023).
2.8	Third Amendment to the Amended and Restated Agreement and Plan of Merger, dated December 28, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on December 29, 2023).
2.9	Fourth Amendment to the Amended and Restated Agreement and Plan of Merger, dated April 22, 2024, by and among Pono Capital, Two Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital, Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on April 23, 2024).
3.1	Fourth Amended and Restated Certificate of Incorporation of SBC Medical Group Holdings Incorporated (incorporate by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024) .
3.2	Amended and Restated Bylaws of SBC Medical Group Holdings Incorporated (incorporate by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
4.1	Warrant Agreement, dated August 4, 2022, by and between Pono Capital Two, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on August 9, 2022).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).
4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).
10.1+	Form of SBC Medical Group Holdings Incorporated Equity Incentive Plan (incorporated by reference to Annex C to the Definitive Proxy Statement filed by Pono Capital Two Corp. with the SEC on August 12, 2024).
10.2	Form of Indemnification Agreement (incorporate by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.3	Form of Registration Rights Agreement by certain SBC Medical Group Holdings Incorporated equity holders (incorporated by reference to Exhibit E to Annex A to the Definitive Proxy Statement filed by Pono Capital Two Corp. with the SEC on August 12, 2024).
10.4	Form of Lock-Up Agreement by certain SBC Medical Group Holdings Incorporated equity holders (incorporated by reference to Exhibit C to Annex A to the Definitive Proxy Statement filed by Pono Capital Two Corp. with the SEC on August 12, 2024).
10.5	Letter Agreement, dated August 4, 2022, by and among Pono Capital Two Inc., its officers, directors, and Mehana Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on August 9, 2022).
10.6	Purchaser Support Agreement, dated January 31, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
10.7	Voting Agreement, dated January 31, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
10.8+	Executive Employment Agreement between SBC Medical Group Holdings and Yoshiyuki Aikawa, dated September 17, 2024 (incorporate by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.9+	Executive Employment Agreement between SBC Medical Group Holdings and Yuya Yoshida, dated September 17, 2024 (incorporate by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.10+	Executive Employment Agreement between SBC Medical Group Holdings and Ryoji Murata, dated September 17, 2024 (incorporate by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.11+	Executive Employment Agreement between SBC Medical Group Holdings and Akira Komatsu, dated September 17, 2024 (incorporate by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.12	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit D to Annex A to the Definitive Proxy Statement filed by Pono Capital Two, Inc. with the SEC on August 12, 2024).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Indicates a management or compensatory plan
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Medical Group Holdings Incorporated

Dated: November 13, 2024		/s/ Ryoji Murata
	Name:	Ryoji Murata
	Title:	Chief Financial Officer

