Form 10-K
period 2024-12-31
SBC Medical Group Holdings Inc
filed 2025-03-28
CIK 1930313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41462

SBC Medical Group Holdings Incorporated

(Exact name of registrant as specified in its charter)

Delaware	88-1192288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Spectrum Center Dr. STE 300 Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 949-593-0250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SBC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	SBCWW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was $21,257,087, calculated by using the closing price of the Registrant’s Common Stock on such date on the Nasdaq Stock Market LLC of $13.07.

The number of shares of registrant’s Common Stock outstanding as of February 28, 2025 was 103,611,251, after deducting 270,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2024. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	future financial performance of the Company;

●	changes in the market and level of demand for our products and services;

●	the expansion plans and opportunities of the Company;

●	the ability of the Company to access additional capital;

●	the ability of the Company maintain the listing of the Company’s common stock on Nasdaq;

●	public securities’ potential liquidity and trading;

●	the impact from the outcome of any known and unknown litigation;

●	the ability of the Company to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;

●	expectations regarding future expenditures of the Company;

●	the future mix of revenue and effect on gross margins of the Company;

●	the attraction and retention of qualified directors, officers, employees and key personnel of the Company;

●	the ability of the Company to compete effectively in a competitive industry;

●	the ability to protect and enhance the Company’s corporate reputation and brand;

●	expectations concerning the relationships and actions of the Company and its affiliates with third parties;

●	the impact from future regulatory, judicial, and legislative changes in the Company’s industry;

●	the ability to locate and acquire complementary products or product candidates and integrate those into the Company’s business;

●	future arrangements with, or investments in, other entities or associations;

●	intense competition and competitive pressures from other companies in the industries in which the Company operates;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors;

●	changes in applicable laws or regulations; and

●	other factors detailed under “Part I, Item 1A. Risk Factors.”

These forward-looking statements are based on information available as of the date of this Annual Report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that the Company “believes” and similar statements reflect such the Company’s beliefs and opinions on the relevant subject. These statements are based upon information available to the Company as of the date of this Annual Report, and while such party believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and these statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

As a result of a number of known and unknown risks and uncertainties, the actual results or performance of the Company may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause the Company’s actual results to differ include:

●	the outcome of any legal or regulatory proceedings that have been, or may be, instituted in the future against the Company;

●	the ability of the Company to grow and manage growth profitably, maintain relationships with customers, compete within its industry and retain its key employees;

●	risks related to macroeconomic or geopolitical developments;

●	future exchange and interest rates;

●	the risk that the Company fails to maintain an effective system of disclosure controls and internal controls over financial reporting, the Company’s ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired; and

●	other risks and uncertainties indicated in this Annual Report, including those under “Part I, Item 1A. Risk Factors” herein, and other filings that have been made or will be made with the SEC by the Company.

Summary of Material Risks

●	We are a holding company and depend upon our operating subsidiaries for our cash flows.

●	We may need additional capital, and we cannot be sure that additional financing will be available.

●	We may not grow our franchise system or we may lose business by failing to compete effectively or by failing to manage the reputation of our brand.

●	The financial performance of our franchisees can negatively impact our business.

●	The interests of our franchisees may conflict with ours or yours in the future and we could face liability from our franchisees or related to our relationship with our franchisees.

●	We could face liability from or as a result of our franchisees.

●	We have limited control with respect to the operations of our medical corporation customers, which could have a negative impact on our business.

●	The challenging economic environment may affect our franchisees, with adverse consequences to us.

●	If we are unable to obtain, maintain or protect intellectual property rights, in Japan, in Vietnam, in Singapore, in the U.S. and throughout the world, we may not be able to compete effectively in our market or globally.

●	We have substantial franchisee concentration.

●	Our reputation and the trading price of our common stock may be negatively affected by adverse publicity or detrimental conduct against us.

●	We are a relatively young company with a short operating history, and we may not be able to sustain our rapid growth, effectively manage our growth or implement our business strategies.

●	Our franchisee clinics may not be successful in competing in the cosmetic clinic industry.

●	The Company may face competition from senior management who cease working for it, and the Non-Competition Agreements may be unenforceable and expire two years following the Closing.

●	Any significant change in the franchisee clinic customer reward program could have a negative impact on our business.

●	Any significant cybersecurity incident or disruption to our operating systems could subject us to significant reputational, financial, legal and operational consequences.

●	We may be compelled to undertake product recalls or take other actions, which could adversely affect our brand image and results of operations.

●	We may become subject to product liability claims or warranty claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claim.

●	We have little experience in providing management services to franchisee clinics located outside of Japan and we are subject to a variety of costs and risks due to our continued international expansion.

●	Our operations may be interrupted by utility shortages or stoppages, fire, natural disaster or other calamities at or near our facilities.

●	Our business and prospects depend significantly on our ability to build our Shonan Beauty Clinic brand.

●	Our employees, agents, business partners or subcontractors may engage in misconduct or other improper activities, which could cause us to lose contracts, expose us to damages, harm our reputation and diminish investor confidence in our company.

●	Any decline in the business of our business partners or the deterioration of our relationship with them could have a material adverse effect on our operating results.

●	Safety issues or public perceptions of safety issues concerning cosmetic services could have a material adverse impact on our business.

●	If our franchisee clinics or our clinics in Vietnam and Singapore fail to comply with environmental and work safety laws and regulations, the Company and the franchisee clinics could become subject to fines or penalties or incur costs that could harm our business.

●	If our business partners, independent contractors, suppliers, or franchisee clinics fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity beyond our own control.

●	Failure to safeguard personal information could subject us to penalties, damage our reputation and brand, and harm our business and results of operations.

●	Failure by the MCs to comply with the Medical Care Act in Japan could subject us to penalties, damage our reputation and brand, and harm our business and results of operations.

●	The execution of our business plans requires a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute the equity interests of our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

●	We are subject to risks associated with strategic alliances or acquisitions. If we cannot manage the growth of our business or execute our strategies effectively, our business and prospects may be materially and adversely affected.

●	Our business could be adversely affected by trade tariffs or other trade barriers.

●	We and our subsidiaries have limited insurance coverage, which could subject us to significant costs and business disruption.

●	We are involved in litigation from time to time and, as a result, we could incur substantial judgments, fines, legal fees or other costs.

●	Any financial or economic crisis or perceived threat of such a crisis may materially and adversely affect our business, financial condition and results of operations.

●	We face risks related to natural disasters, which could significantly disrupt our operations.

●	If the landlords of our and our subsidiaries’ leased properties fail to properly maintain and renovate such premises, buildings or facilities in a timely manner or at all, the operation of our offices could be materially and adversely affected.

●	The MCs may fail to pay us in accordance with the terms of their franchise and management services agreements, at times necessitating action by us to attempt to compel payment.

●	We believe our success depends on continuing to invest in the growth of our worldwide operations by expanding franchisee clinics to new geographic markets. If the franchisee clinic opportunities in these new markets are less than anticipated, or if the customer growth or sales in these markets do not meet our expectations, our results of operations and financial condition may be adversely affected.

●	If we fail to maintain an effective system of internal controls over financial reporting, including remediating known material weaknesses in our internal controls as of December 31, 2024, we may not be able to report our financial results timely and accurately or prevent fraud, which could adversely affect investor confidence in our company, and in turn, our results of operations and our stock price.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject the Company to additional trading restrictions.

●	The Company is a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, we qualify for exemptions from certain corporate governance requirements. If the Company relies on these exemptions, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report are more fully described under “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report. The risks described under the heading “Part I, Item 1A. Risk Factors” are not exhaustive. Other sections of this Annual Report describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on the business of the Company, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. This is particularly true for a company like the Company that has a limited operating history to reference. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements.

PART I

Item 1.	Business.

Unless the context indicates otherwise, any references herein to the “Company”, “we”, “us” and “our” refer to (i) SBC Medical Group, Inc. (formerly known as SBC Medical Group Holdings Incorporated), a Delaware corporation (“Legacy SBC”), and its consolidated subsidiaries and variable interest entity (“VIE”), prior to the consummation of Business Combination and to (ii) SBC Medical Group Holdings Incorporated, the Combined Entity and its consolidated subsidiaries and VIE following the Business Combination, and reference herein to “Pono” refers to predecessor company prior to the consummation of the Business Combination.

Company Overview

History

We were originally incorporated in Delaware on February 12, 2021 under the name “Pono Capital Two, Inc.,” referred to herein as “Pono,” as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On August 9, 2022, Pono consummated its IPO of 11,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares” and with respect to the warrants included in the Units, the “Public Warrants”) (the “Pono IPO”).

Simultaneously with the consummation of the closing of the Pono IPO, Pono consummated the private placement of an aggregate of 634,375 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to the Sponsor (the “Private Placement”).

On September 26, 2022, the Class A common stock and Public Warrant included in the Units began separate trading on The Nasdaq Global Market under the symbols “PTWO” and “PTWOW,” respectively.

On January 21, 2023, Pono entered into an Agreement and Plan of Merger (as subsequently amended from time to time, the “Merger Agreement”) with Pono Two Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and then a wholly-owned subsidiary of Pono, SBC Medical Group, Inc., then named SBC Medical Group Holdings Incorporated, a Delaware corporation (“Legacy SBC”), Mehana Capital LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of Pono, and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of Legacy SBC (“Seller Representative”).

On September 17, 2024, the closing (the “Closing”) of the merger (the “Merger”) and other transactions contemplated thereby (collectively, the “Business Combination”) took place and the Merger was consummated with Merger Sub merging with and into Legacy SBC with Legacy SBC surviving the Merger as a wholly-owned subsidiary of Pono, and Pono then changed its name to SBC Medical Group Holdings Incorporated and on September 17, 2024, Legacy SBC changed its named to SBC Medical Group, Inc.

Effective September 17, 2024, Pono’s units ceased trading, and effective September 18, 2024, SBC’s common stock began trading on the Nasdaq Global Market under the symbol “SBC” and the public warrants began trading on the Nasdaq Capital Market under the symbol “SBCWW.”

As a result of the Closing of the Merger and the Business Combination, the business of SBC Medical Group, Inc. (“Legacy SBC”), became the business of the Company.

Business Overview

The Company is a management company headquartered in Irvine California and Tokyo, Japan, that owns, operates, and provides management services to cosmetic treatment centers mainly in Japan, with footprint also in Vietnam, Singapore and the United States. The history of Legacy SBC began with the establishment of L’Ange Cosmetique Co., Ltd. in 2003 and SBCMG (formerly Aikawa Medical) in 2017 for the purpose of providing management services to medical corporations and the medical clinics of the medical corporations. The history of the medical corporations and the medical clinics began in 2000 with the opening of Shonan Beauty Clinic in Fujisawa City, Japan, where Dr. Aikawa opened in private practice. Subsequently, Dr. Aikawa opened clinics in Yokohama in 2001 and Shinjuku in 2003, incorporated as Medical Corporation Shobikai in 2004, acquired a medical corporation named Medical Corporation Kowakai in 2009 and Medical Corporation Nasukai in 2009.

The Company is primarily focused on providing comprehensive management services to franchisee clinics, including but not limited to advertising and marketing needs across various platforms (such as social media networks), staff management (such as recruitment and training), booking reservations for franchisee clinic customers, assistance with franchisee employee housing rentals and facility rentals, construction and design of franchisee clinics, medical equipment and medical consumables procurement (resale), the provision of cosmetic products to franchisee clinics for resale to clinic customers, licensure of the use of patent-pending and non-patented medical technologies, trademark and brand use, IT software solutions (including but not limited to remote medical consultations), management of the franchisee clinic’s customer rewards program (customer loyalty point program), and payment tools for the franchisee clinics.

In 2017, we began providing our management services to our franchisee treatment center. The Company and its subsidiaries now provide management services to a total of 241 franchisee treatment centers located in Japan. The Company also (i) owns and operates 1 treatment center under its “SBC” brand name in Ho Chi Minh City, Vietnam, as well as (ii) provides management service to 1 treatment center under its “SBC” brand name in Irvine, California in the United States (the “CA Clinic”), which is owned and operated by the related party. Our treatment center in Vietnam, and the franchisee treatment centers that we provide management services to, provide an array of surgical and non-surgical medical services that vary based upon location, including cosmetic surgery, dermatology, and dentistry. These medical services include but are not limited to breast augmentation, liposuction, rejuvenation treatments (including treatment of wrinkles, acne, scars, cellulite, excess fat, discoloration, and signs of aging), laser skin toning and spot removal, eyes double fold surgery, rhinoplasty, treatment of osmidrosis and hyperhidrosis, hair transplants, gynecological formation treatments, laser hair removal, face line surgeries, cosmetical dental procedures, tattoo removal, lasik eye surgery, lateral canthoplasty, brow lift procedures, androgenetic alopecia treatment, and cheek sagging prevention methods. In November 2024, we acquired 100% equity interest of Aesthetic Healthcare Holdings (“AHH”) and its subsidiaries, companies incorporated in Singapore and principally engaged in medical aesthetics business, with a cash consideration of SGD$7.8 million (equivalent to approximately US$5.8 million). Through the acquisition of AHH, the Company currently operates several clinics in Singapore.

Since our inception, we have been committed to delivering high quality management services to our franchisee clinics. We believe our team of highly qualified and experienced professionals have underpinned our strong reputation as we continue to provide multifaceted management services to our franchisee clinics.

Business Segments

The Company operates as a single operating segment. The Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), is responsible for evaluating performance and allocating resources. Our revenues are primarily derived from providing comprehensive management services to franchisee cosmetic treatment centers, including advertising, staffing, procurement, IT solutions, and the licensing of medical technologies and trademarks. For additional details, see Note 20, “Segment Reporting,” in the accompanying notes to our consolidated financial statements.

Corporate Structure

The Company’s subsidiary, SBC Medical Group, Inc., primarily operates through 16 wholly owned subsidiaries, one majority owned subsidiaries and one variable interest entity. The wholly owned subsidiaries consist of SBC Medical Group Co., Ltd., a Japan corporation (“SBC Medical Sub”), L’Ange Cosmetique Co., Ltd., a Japan corporation (“Lange Sub”), Shobikai Co., Ltd., a Japan corporation (“Shobikai Sub”), Liesta Co., Ltd., a Japan corporation (“Liesta”), SBC Sealane Co., Ltd., a Japan corporation (“SBC Sealane”), SBC Marketing Co., Ltd., Japan corporation (“SBC Marketing”), SBC Medical Consulting Co., Ltd., a Japan corporation (“SBC Medical Consulting”), Shoubikai Medical Vietnam Co. Ltd., a Vietnam corporation (“SBC Vietnam”), SBC Healthcare, Inc., a Delaware corporation (“SBC Healthcare”), SBC Irvine, LLC, a Delaware limited liability company (“SBC Irvine”), Aesthetic Healthcare Holdings Pte., Ltd., a Singapore corporation (“AHH”), Wen & Wang Family Clinic Pte., Ltd., a Singapore corporation (“WWFC”), Wen & Wang Medical Group Pte., Ltd., a Singapore corporation (“WWMG”), Rochor Clinic Pte., Ltd., a Singapore corporation (“RCC”), Dermasolutions Pte., Ltd., a Singapore corporation (“DS”), and Dermasolutions Services Pte., Ltd., a Singapore corporation (“DSS”). The majority owned subsidiary is Medical Payment Co., Ltd., a Japan corporation (“Med Payment”). The variable interest entity is Aikawa Medical Management, Inc.

Disposal of Kijimadairakanko Inc. (“Kijima”) and Skynet Academy Co., Ltd. (“Skynet”)

On December 17, 2024, the Company entered into definitive agreements to sell and transfer all of the shares in its subsidiaries, Kijima and Skynet, to entities owned by Yoshiyuki Aikawa, CEO of the Company, for cash. The Company pursued the transactions to concentrate business and management resources on its main medical business. The disposal of Kijima and Skynet did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results. The transactions closed on December 23, 2024, subject to customary closing conditions. The Company received total cash consideration of one Japanese Yen ($0) for Kijima and $446,460 for Skynet. In accounting for the disposals, operating results of Kijima and Skynet are included in the Company’s consolidated financial statements up to the disposal date. The difference between (i) the fair value of the net assets disposed and (ii) the consideration received was recognized as an adjustment to Additional Paid-in Capital (“APIC”). No retrospective adjustments have been made to prior-period consolidated financial statements. Following the completion of these transactions, Kijima and Skynet ceased to be subsidiaries of the Company after December 23, 2024. Their financial results are therefore excluded from the Company’s consolidated financial statements for periods subsequent to the disposal date.

Acquisition of AHH

On November 20, 2024, the Company completed the payment of SGD 7.8 million in cash for the acquisition of 100% of the voting equity interest AHH and its subsidiaries, following the execution of a Share Purchase Agreement with Dr. Ewen Chee Yew Wen, Dr. Lee Tee Kit, Dr. Phua Vanessa Mae, Dr. Charlotte Kim Thomas, and Dr. Gary Si Khin Yuen. AHH is based in Singapore and operates aesthetic medical clinics, family clinics, and quick facial aesthetics outlets. The founder, Dr. Ewen Chee, is known as one of the pioneers in the field of aesthetic medicine in Singapore and is a co-chair of the first Asia Pacific Thread Lift Conference (APEM) and a board-certified physician by the American Academy of Aesthetic Medicine. He is a frequent speaker at international conferences and workshops, and his expertise and knowledge have been featured in numerous scientific publications. AHH’s major brands and number of clinics are The Chelsea Clinics, Gangnam Laser Clinic, SkinGo! and Family clinics. Due to AHH’s fiscal year ending on September 30, the financial results of AHH and its subsidiaries have been included in the Company’s consolidated financial statements with a three-month lag. For the current period, only the balance sheet information as of the acquisition date has been included in the consolidated financial statements.

For the fiscal years ended December 31, 2024 and 2023, the Company generated revenues of $205,415,542 and $193,542,423, respectively, reported net income of $46,689,892 and $38,560,606, respectively, and cash flow provided by operating activities of $20,582,933 and $50,670,322, respectively. As of December 31, 2024, the Company had retained earnings of $189,463,007.

SBC Medical Group Co., Ltd., a Japan corporation (“SBC Medical Sub”), L’Ange Cosmetique Co., Ltd., a Japan corporation (“Lange Sub”), Shobikai Co., Ltd., a Japan corporation (“Shobikai Sub”) are each designated as a “medical service corporation” in Japan. In Japan, a medical service corporation is a legal entity that provides management service to “MCs”. The management services are conducted through FC contracts and service contracts between certain subsidiaries of the Company (SBC Medical Sub, Lange Sub, and Shobikai Sub) and the MCs that own all 241 of the treatment centers in Japan.

There are currently six MCs that the Company’s subsidiaries have entered into franchisor-franchisee contracts and service contracts with, consisting of Medical Corporation Shobikai, Medical Corporation Kowakai, Medical Corporation Nasukai, Medical Corporation Aikeikai, Medical Corporation Jukeikai, and Medical Corporation Ritz Cosmetic Surgery (collectively, the “MCs”).

In addition to the six MCs, we have entered into service contracts with Medical Corporation Association Furinkai (the service contract regarding operation on November 22, 2023 and the service contract regarding management consulting on November 25, 2023 respectively) and Medical Corporation Association Junikai (the service contract regarding operation and the service contract regarding management consulting both on November 16, 2023). The scope of work (“SOW”) of the service contracts with these two MCs is limited to marketing, introduction of new treatment technologies and future business development while the SOW of the FC contracts with the six MCs are broad and define general rules in order to allow MCs to use the SBC brand name. Accordingly, the service contracts with these two MCs are different from the FC contracts with the six MCs and the clinics of these two MCs do not use the “Shonan Beauty Clinic” brand. Please see “— Material Contracts between the Company and MCs — Service Contracts” for more information regarding the service contracts with Medical Corporation Association Furinkai and Medical Corporation Association Junikai.

All of the MCs are deemed to be related parties of the Company since relatives of the CEO of the Company are the members (or shain) of general meetings of members of the MCs. The CEO of the Company was previously a member of the six franchisee MCs until he ceased being a member in July 2023. The Company, through SBC Medical, owns equity “deposit” interests (or mochibun) of the six franchisee MCs. Although the Company, through SBC Medical, has an equity “deposit” interest to the rights to receive a distribution of residual assets in proportion to the amount of contribution in certain circumstances as provided in the articles of incorporation of each of the six MCs, the Company or SBC Medical does not have voting control over the corporate actions at general meetings of members (or shain) of the MCs per the requirements of the Japanese Medical Care Act and the MCs’ articles of incorporation.

Mission

Our primary mission is to provide quality comprehensive management services to the MCs and expand our “Shonan Beauty Clinic” brand. We plan to achieve the mission by maintaining and strengthening our market position and brand in the cosmetic medical treatment management market in Japan, Vietnam, Singapore and the United States, and by continuing to grow our presence globally. Accordingly, we have entered into franchise agreements and partner doctor independence support program agreements (the “Support Agreements”) with the MCs to define the scope of the management services that we provide to the MCs as well as the franchise operational provisions that the MCs must comply with. The term of the Support Agreements is until August 31, 2026, provided that such Support Agreements will continue to automatically renew for one (1) year successive periods unless either the Company or the respective MC provides notice of termination at least six (6) months prior to the expiration date of the Support Agreement. We receive a portion of our overall compensation for providing management services under the Support Agreements with the following MCs:

●	Medical Corporation Shobikai: from September 29, 2017

●	Medical Corporation Kowakai: from September 29, 2017

●	Medical Corporation Nasukai: from September 29, 2017

●	Medical Corporation Aikeikai: from September 29, 2017

●	Medical Corporation Jukeikai: from February 21, 2020

●	Medical Corporation Ritz Cosmetic Surgery: from May 31, 2021

Material Contracts between the Company and MCs

The Company has entered into a Partner Doctor Independence Support Program Agreement and an SBC Operating Agreement with each of the MCs.

Partner Doctor Independence Support Program Agreement

The Company has entered into a Partner Doctor Independence Support Program Agreement (the “PDISPA”) with each of the MCs. The term of the PDISPA is for a period of 5 years from September 1, 2021, to August 31, 2026. The PDISPA will be renewed under the same terms for successive one-year periods upon conclusion of the initial term unless either party requests in writing to terminate the PDISPA 6 months prior to the expiration date of the PDISPA. Pursuant to the PDISPA, the Company agreed to provide the use of the name of the “Shonan Beauty Clinic” and the “SBC Medical Group” (Medical Corporation Shobikai, Medical Corporation Kowakai, Medical Corporation Nasukai, Medical Corporation Aikeikai, L’Ange Cosmetique Co., Ltd. and Shobikai Co., Ltd., which together are referred to as the “SBC Medical”) to the MCs for the purpose of operating clinics. The Company also granted to the MCs the right to use the name “SBC Medical Group,” the know-how of clinic operation, trademark, trade name, and the right to provide the treatment designated by the Company, and the right to conduct business activities as a partner of the SBC Medical Group under a unified image.

PDISPA does not charge franchise fee or deposit fee, instead the MCs are to pay fees to the Company, which are to be calculated as follows: total amount of sales at the clinic multiplied by 12% excluding consumption tax. If the total sales amount exceeds 100,000,000 yen per MCs, the maximum amount fee will be 10,000,000 yen. For the purposes of the PDISPA the total amount of sales means the amount of sales after discounting preferential tickets, and other campaigns and discounts.

SBC’s Operating Agreement

The Company previously entered into an SBC Operating Agreement (the “SBCOA”) with each of the MCs. The term of the SBCOA is from April 1, 2023, to March 31, 2025. Either party may terminate the SBCOA by giving notice to the other party of the intended termination at least 6 months prior to the scheduled termination date. Pursuant to the SBCOA the Company agreed to provide the MCs with the following consulting services related to: (i) marketing related services for developing new clients (ii) aiming to ensure stable performance and increase customer satisfaction through the creation of repeat customers (iii) the establishment and operation of a system seeking to ensure medical safety (iv) securing attorneys and medical institutions to transport in the event of claims or medical accidents, (v) measures to improve employee satisfaction, and design of organizational chart and personnel evaluation system (vi) the selection of medical equipment and materials, (vii) the acquisition of properties for new medical facilities (trade area survey, area selection, lease agreement signing, etc.) (viii) various types of general skills training for healthcare facility employees (ix) specialized and advanced skills training in leadership, motivation, communication, etc., for chiefs, leaders, and other employees with subordinates (x) development of new type of medical facilities (xi) development of new treatment methods (xii) hiring employees with national certifications, professional skills, and interpersonal skills, such as doctors, nurses, and reception counselors (xiii) performance management, business analysis, and management decision making utilizing financial statements such as income statements, cash flow statements, and balance sheets (xiv) use of the likeness of the Company’s officers or employees on websites, commercials, and other advertising media and (xv) efficient operation methods that allow for more customer service during the same clinic hours.

Under the existing SBCOA, in exchange for the foregoing services, each MCs are to pay the Company 3,000,000 yen per month (excluding consumption tax) for each medical facility where a MC provides medical services to its clients.

In light of the current challenging competitive environment, we are pursuing a long-term growth strategy aimed at expanding and stabilizing our business foundation by creating an environment that can better facilitate the establishment of new clinics by MCs. In line with this objective, we have decided to amend and renew the SBCOA with each MC, effective from April 1, 2025. Under the revised SBCOA, similar with prior terms, either party may terminate the agreement by providing written notice to the other party no later than six months before the scheduled expiration date.

The main revisions include:

1.	Revised Fee Structure

●	First-Year Fee Reduction for Newly Opened Clinics: Fees will be reduced during the first year of operation for newly established clinics, significantly reducing initial cost burdens at a stage when clinics have yet to fully establish their customer base.

●	Fees Based on Service Utilization from the Second Year Onward: Starting from the second year of operation, fees will be calculated based on the scale of services utilized and the operational size of each clinic.

2.	Changes to Provided Consulting Services Following the revision, consulting services provided by the Company to MCs will include:

●	Management consulting for medical corporations and facilities

●	Human resources and labor management services

●	Recruitment-related services

●	General administrative services

●	Information system management services

●	Customer relations services

●	Accounting, finance, and taxation services

●	Legal services

●	Clinic establishment and facilities management services

●	Infrastructure introduction, improvement, and operational support services related to insurance-covered medical treatments

For the financial impact of these revisions, please refer to the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Upcoming Changes to Service Fee Structure.”

Service Contracts

We entered into service contracts with Medical Corporation Association Furinkai (the service contract regarding operation on November 22, 2023 and the service contract regarding management consulting on November 25, 2023 respectively) and Medical Corporation Association Junikai (the service contract regarding operation and the service contract regarding management consulting both on November 16, 2023). The scope of work (“SOW”) of the service contracts with these two MCs is limited to marketing, introduction of new treatment technologies and future business development while the SOW of the FC contracts with the six MCs are broad and define general rules in order to allow MCs to use the SBC brand name. Accordingly, the service contracts with these two MCs are different from the FC contracts with the six MCs and the clinics of these two MCs do not use the “Shonan Beauty Clinic” brand.

Business Consignment Agreement for Management Consulting Services to Medical Corporation Association Furinkai

The material terms of our business consignment agreement for management consulting services to Medical Corporation Association Furinkai are as follows:

●	Signing Date:

◌	November 22, 2023

●	Consulting Services by the Company to Medical Corporation Association Furinkai

◌	consulting on the use of business systems used in medical facilities

◌	consulting on the development of new treatments and manuals

◌	consulting for repeat customer acquisition measures related to cosmetic dermatology

◌	consulting on the efficient operation with more customer service during the same clinic hours related to cosmetic dermatology consulting

◌	consulting for building management strategies related to cosmetic dermatology treatment

●	Effective Period

◌	September 1, 2024 until August 31, 2027

◌	if neither party expresses an intention not to renew the agreement before the expiration of the effective period, the agreement shall be renewed for another two (2) years under the same terms and conditions

●	Termination Provisions & Penalties

◌	Either party may terminate this agreement by notifying the other party at least six months prior to the scheduled termination date.

●	Fees Payable Under the Agreement

◌	JPY60,000,000 per month (excluding consumption tax).

Business Consignment Agreement for Operational Support to Medical Corporation Association Furinkai

The material terms of our business consignment agreement for operational support services to Medical Corporation Association Furinkai are as follows:

●	Signing Date

◌	November 22, 2023

●	Consulting Services by the Company to Medical Corporation Association Furinkai

◌	secure stable business performance and increase customer satisfaction through creation of repeat customers related to cosmetic dermatology

◌	selection of medical devices and medical materials for cosmetic dermatology

◌	establishment and operation of a system to ensure the safety of cosmetic dermatology treatment

◌	general skills training associated with cosmetic dermatology treatment for medical facility employees

◌	efficient operation methods that enable more customers to be served during the same clinic hours related to cosmetic dermatology

◌	planning management strategies related to cosmetic dermatology treatment

◌	development of new treatment methods, formulation of manuals, and support for implementation

◌	support and management of business system implementation

◌	design and implementation support, operation and maintenance of servers, networks and IT infrastructure

●	Effective Period

◌	September 1, 2023 until August 31, 2027

◌	if neither party expresses an intention not to renew the agreement before the expiration of the effective period, the agreement shall be renewed for another two (2) years under the same terms and conditions

●	Termination Provisions & Penalties

◌	Either party may terminate this agreement by notifying the other party at least six months prior to the scheduled termination date.

●	Fees Payable Under the Agreement

◌	JPY1,700,000 per month for each medical facility (excluding consumption tax).

Business Consignment Agreement for Management Consulting Services to Medical Corporation Association Junikai

The material terms of our business consignment agreement for management consulting services to Medical Corporation Association Junikai are as follows:

●	Signing Date

◌	November 16, 2023

●	Consulting Services by the Company to Medical Corporation Association Junikai

◌	consulting on the use of business systems used in medical facilities

◌	consulting on the development of new treatments and manuals

◌	consulting for repeat customer acquisition measures related to cosmetic dermatology

◌	consulting on the efficient operation with more customer service during the same clinic hours related to cosmetic dermatology consulting

◌	consulting for building management strategies related to cosmetic dermatology treatment

●	Effective Period

◌	September 1, 2024 until August 31, 2026

◌	if neither party expresses an intention not to renew the agreement before the expiration of the effective period, the agreement shall be renewed for another two (2) years under the same terms and conditions

●	Termination Provisions & Penalties

◌	Either party may terminate this agreement by notifying the other party at least six months prior to the scheduled termination date.

●	Fees Payable Under the Agreement

◌	JPY10,000,000 per month (excluding consumption tax).

Business Consignment Agreement for Operational Support to Medical Corporation Association Junikai

The material terms of our business consignment agreement for operational support services to Medical Corporation Association Junikai are as follows:

●	Signing Date

◌	November 16, 2023

●	Consulting Services by the Company to Medical Corporation Association Junikai

◌	secure stable business performance and increase customer satisfaction through creation of repeat customers related to cosmetic dermatology

◌	selection of medical devices and medical materials for cosmetic dermatology

◌	establishment and operation of a system to ensure the safety of cosmetic dermatology treatment

◌	general skills training associated with cosmetic dermatology treatment for medical facility employees

◌	efficient operation methods that enable more customers to be served during the same clinic hours related to cosmetic dermatology

◌	planning management strategies related to cosmetic dermatology treatment

◌	development of new treatment methods, formulation of manuals, and support for implementation

◌	support and management of business system implementation

◌	design and implementation support, operation and maintenance of servers, networks and IT infrastructure

◌	support and advisory services for the use of marketing analysis tools, etc.

●	Effective Period

◌	September 1, 2023 until August 31, 2027

◌	if neither party expresses an intention not to renew the agreement before the expiration of the effective period, the agreement shall be renewed for another two (2) years under the same terms and conditions

●	Termination Provisions & Penalties

◌	Either party may terminate this agreement by notifying the other party at least six months prior to the scheduled termination date.

●	Fees Payable Under the Agreement

◌	JPY800,000 per month for each medical facility (excluding consumption tax).

The use and regulatory status of certain products

The Company acts in the capacity of a purchasing agent by reselling medical supplies, cosmetic products, and medical equipment to the MCs for use in their clinics.

The Company acts as a purchasing agent, for the following cosmetic products: MT Stem Eye Cream, MT Cleansing Gel, MT Contour Lotion, MT Essential Serum, MT Contour B Cream, MT Premium Coffret 2024, MT Facial Foaming Wash, MT Protect UV Gel, MT Condense C Serum, MT Crystal Shot. These products are used to enhance the attractiveness, change the appearance, or maintain the health of the skin or hair of a person and more specifically are used as eye cream, cleanser, toner, serum, moisturizing cream, skincare set face wash, and sunscreen gel.

The following table describes the primary use and regulatory status of each of the products that we resell:

Available for Sale In
Product Category	Product Line	Primary Use	United States	Vietnam	Japan
Cosmetics	MT Stem Eye Cream	Eye cream	P	P	P
Cosmetics	MT Cleansing Gel	Cleanser	P	P	P
Cosmetics	MT Contour Lotion	Toner	P	P	P
Cosmetics	MT Essential Serum	Serum	P	P	P
Cosmetics	MT Contour B Cream	moisturizing cream	P	P	P
Cosmetics	MT Premium Coffret 2024	Skincare Set	P	P	P
Cosmetics	MT Facial Foaming Wash	face wash	P	P	P
Cosmetics	MT Protect UV Gel	sunscreen gel	P	P	P
Cosmetics	MT Condense C Serum	Serum	P	P	P
Cosmetics	MT Crystal Shot	Serum	P	P	P

The Company acts as a purchasing agent, for the following medical equipment: Embryo Scope, PQX Pico Laser, Nordlys, Coolsculpting ELITE, Stellar M22 IPL, General-purpose video scope for upper gastrointestinal tract GIF-1200N, Sperm motility analyzer with SMAS Biological Microscope, Surgitron DualEMC, Gas Sterilizer CT-540C, Centrifugal Separator H-36α. This equipment is used for the diagnosis, treatment, or prevention of human or animal diseases, or to affect the structure or function of the human or animal body, and more specifically is used for observation of fertilized eggs, skincare treatment, fat removal, observation, imaging, diagnosis, and treatment of the upper gastrointestinal tract, analysis of sperm motility, skin incision and coagulation for surgical use, sterilization of medical supplies vulnerable to high pressure, and separation of aspirated fat.

The following table describes the primary use and regulatory status of each of the products that we resell:

Available for Sale In
Product Category	Product Line	Primary Use		United States*	Vietnam**	Japan
Incubator	EmbryoScope	Observation of fertilized eggs An incubator for growing fertilized eggs of patients. A camera takes pictures at regular intervals, and the division can be observed like a movie on the monitor.	Time-lapse incubator	No	No	P
Laser Therapy Machine	PQX Pico Laser	Skin Care Treatment	Picotoning, Picolaser Fractional	No	No	P
Laser Therapy Machine	Nordlys	Skin Care Treatment	IPL Light Therapy (Photo Double/Photo Triple)	No	No	P
Slimming equipment	coolsculpting ELITE	fat reduction	Fat cooling (slimming)	No	No	P
Laser Therapy Machine	Stellar M22 IPL	Skin Care Treatment	IPL Light Therapy (Photo Double Photo Triple)	No	No	P
Endoscope	General-purpose video scope for upper gastrointestinal tract GIF-1200N	Observation, imaging, diagnosis, and treatment of the upper gastrointestinal tract		No	No	P
Analyzer	Sperm motility analyzer with SMAS Biological Microscope	Analysis of sperm motility The system automatically tracks moving sperm and displays and outputs a number of measurement results accurately and quickly, including the number of moving sperm, their movement trajectories, discrimination from immobile sperm, and various types of motility.		No	No	P
Electrosurgical instrument	Surgitron DualEMC	Skin incision and coagulation for surgical use	MD-style minimal downtime	No	No	P
Sterilizer	Gas sterilizer CT-540C	Sterilization of medical supplies vulnerable to high pressure Sterilizer, low temperature up to 40°C		No	No	P
Centrifugal separator	Centrifugal separator H-36‹	Separation of aspirated fat	condense rich face	No	No	P

The Company does not distribute the products above in the US or in Vietnam for the following reasons.

*	A foreign entity must apply to Food and Drug Administration, “FDA,” with regard to medical equipment in advance in order to import and distribute it in the U.S., and needs to pass examination by the FDA. In addition, the entity must register the equipment after passing examination. However, the Company has not applied yet and has no current intention to apply and accordingly does not distribute any of the above products in the U.S.
**	A foreign entity should apply to Ministry of Health, “MOH”, with regard to medical equipment in advance in order to import and distribute it in Vietnam. In particular, the entity should obtain circulation number and declaration of eligibility to trade medical equipment. However, the Company has not applied yet and has no current intention to apply and accordingly does not distribute any of the above products in Vietnam.

The Company acts as a purchasing agent, for the following medical supplies: Coolsculpting Elite Reorder Pack, Allergan VISTA, Juv Voluma, Condense Rich Syringe, Juv Volift, MiraDry BioChips, Juv Volbella, VISTA Ultra Plus XC, Juv Volux, Cellution Disposable Kit. The supplies are used for the diagnosis, treatment or prevention of human or animal diseases and are not quasi-drugs, regenerative medicine products or machinery and equipment such as dental materials and hygiene products and more specifically is used for treatment to reduce fat cells and improve body contours, wrinkle-improving injection, medical consumables, hyperhidrosis treatment.

The following table describes the primary use and regulatory status of each of the products that we resell:

Available for Sale In
Product Category	Product Line	Primary Use	United States*	Vietnam*	Japan
coolsculpting	coolsculpting Elite reorder pack	Body Contouring Equipment Consumables; Reduces fat cells and improves body contours;	No	No	P
Botox injection	Allergan VISTA	Wrinkle-improving injections	No	No	P
hyaluronic acid injection	Juv Voluma	Wrinkle-improving injections	No	No	P
fat injections	condense rich syringe	medical consumables	No	No	P
hyaluronic acid injection	Juv Volift	Wrinkle-improving injections	No	No	P
MiraDry	MiraDry BioChips	hyperhidrosis treatment	No	No	P
hyaluronic acid injection	Juv Volbella	Wrinkle-improving injections	No	No	P
hyaluronic acid injection	VISTA Ultra Plus XC	Wrinkle-improving injections	No	No	P
hyaluronic acid injection	Juv Volux	Wrinkle-improving injections	No	No	P
fat injections	Cellution Disposable Kit	medical consumables	No	No	P

The Company does not distribute the products above in the US or in Vietnam for the following reasons.

*	A foreign entity must register its facility, such as a clinic, drug store, etc., with the Food and Drug Administration, “FDA,” in order to distribute medical supplies in advance in the US. However, the Company has not registered yet and has no current intention to register and accordingly does not distribute any of the above products in the U.S.
**	A foreign entity should obtain the pharmaceutical approval in order to distribute medical supply in advance in Vietnam. However, the Company has not obtained approval yet and has no current intention to seek approval and accordingly does not distribute any of the above products in Vietnam.

Types of Services Provided

Advertising and Marketing Services.

The Company, through its subsidiary SBC Marketing, provides advertising and marketing services primarily to the MCs, including but not limited to the promotion of the MCs’ clinics’ services and brand on social media networks. We use various marketing and advertising methods to increase awareness of the “Shonan Beauty Clinic” brand.

The marketing services that we provide to the MCs include raising the profile of products and services, creating demand, promoting sales, and building brand image. Our public relations staff has set up target audiences, created promotional materials, and understand patient characteristics and needs, and continue to deliver effective messages to target audiences. Additionally, we utilize social media platforms such as Instagram and YouTube to establish a direct connection with end-users and foster a community. We also believe it is important to measure the effectiveness of marketing advertising and analyze the results. Our public relations staff evaluates the effectiveness of our advertising and makes the necessary adjustments to maximize the MC’s return on investment (ROI) and optimize it on a frequent basis, including but not limited to focusing on the types of services that are popular in each specific geographical location of our franchisee clinics.

Staff Recruitment, Training, and Management.

The Company, through its subsidiary SBC Medical Consulting and Shobikai Sub, provides staff recruitment and management services to the MCs. The Company maintains a working relationship with SBC Tokyo Medical University, previously known as Ryotokuji University, a medical professional education institution located in Urayasu City of Chiba Prefecture in Japan, which acts as a platform for our recruitment management services. The university provides instruction and professional education to the students of the educational institution, including but not limited to physicians and nurses. We work directly with the university in an effort to recruit students that have completed the applicable education course, to work at one of our franchisee treatment centers. This allows our franchisee treatment centers to reduce recruitment costs by having access to a continuous flow of employee candidates that are newly trained for positions that the franchisee treatment centers need to fill. It also increases employee retention rates at our franchisee treatments centers since we have assisted in the recruitment of an employee that is trained for a specific position at the franchisee treatment center. Our staff recruitment service provides our franchisee clinics with access to a pool of skilled professionals who are well-prepared to make meaningful contributions to their respective healthcare environments. This allows for cost-effective talent acquisition, talent mobility, and enhanced retention rates.

We also provide training program services for all of the employees of our franchisee clinics. This training program is designed to provide employees with the knowledge and skills needed in our franchisee clinic operations, and is intended to improve employee competence and overall company productivity. The content of the training program is wide-ranging. First, we provide team-building training to strengthen cooperation and communication skills among employees. By fostering teamwork, we ensure that cooperation among staff members is smooth and efficient store operations are achieved.

We also provide training on clinic hygiene standards to help the MCs’ employees understand the importance of clinic hygiene. Adherence to strict standards in clinic hygiene is essential, and we ensure that the MCs’ employees are well-informed to protect the health and safety of the franchisee clinics’ patients.

The program also provides training on the basic operating rules and protocols. We train the MCs’ employees to make appropriate decisions in order to provide appropriate services to the patients of the franchisee clinics.

In a further effort to improve the work environment and promote respect for employees, we also provide sexual harassment training services. We emphasize the importance of creating a safe working environment for all staff.

Customer Management.

The Company, through its subsidiary Medical Payment, provides payment management services to the MCs. These services include but are not limited to the use of payment tools at the point of sale for the MC’s collection of payment from customers of the franchisee clinics.

Additionally, we earn revenue through our points services, which involves managing the customer rewards program offered to customers of the franchisee clinics. The customer rewards program gives customers points for their birthday, certain referrals, and purchasing products or services at the franchisee clinic locations. The customers also receive additional loyalty benefits in connection with their accumulated points once they reach a certain number of visits to our franchisee clinics or reach certain spending thresholds, as further described below. The three tiers of the customer points ranking system are silver, gold, and diamond. The silver tier rank is the lowest tier rank and does not require a specific number of visits or spending amount to obtain. Silver tier rank customers receive 5,000 points on their birthday, 1% of the total spending amount back in points if the payment method for clinic services is cashless, 3% of the total spending amount back in points if the payment method for clinic services is in cash or through a medical loan, and 0% of the total spending amount back in points if the payment method for clinic services is entirely through medical insurance. The gold tier rank is achieved when the customer visits the franchisee clinics more than 6 times or spends more than 500,000 yen in a two-year period. Gold tier rank customers receive 10,000 points on their birthday, 2% of the total spending amount back in points if the payment method for clinic services is cashless, 4% of the total spending amount back in points if the payment method for clinic services is in cash or through a medical loan, and 0% of the total spending amount back in points if the payment method for clinic services is entirely through medical insurance. The diamond tier rank is achieved when the customer visits the franchisee clinics more than 8 times or spends more than 1,000,000 yen in a two-year period. Diamond tier rank customers receive 15,000 points on their birthday, 3% of the total spending amount back in points if the payment method for clinic services is cashless, 6% of the total spending amount back in points if the payment method for clinic services is in cash or through a medical loan, and 0% of the total spending amount back in points if the payment method for clinic services is entirely through medical insurance. The customers may use the earned points for discounts on select services offered by our franchisee clinics, and each point may be used for a discount amount equal to 1 yen. The customer’s points expire if the customer does not make any additional qualified purchase at a participating clinic within a year. Accordingly, at the time that a customer’s points expire, the Company earns 1 yen for each customer point that expires.

Employee Services.

The Company, through its subsidiary Liesta, provides employee management services to the MCs, including assistance with the location and securement of rental housing in Japan for employees of the MCs as well as facility rentals in Japan for the MCs.

Construction and Design.

The Company, through its subsidiary SBC Sealane, provides construction and design management services to the MCs, by coordinating engagement with our preferred general contractors for the clinic construction and design, as well as overseeing the process.

Medical Equipment and Supplies.

The Company acts in the capacity of a purchasing agent by supplying medical devices, medical equipment (including through leases of such equipment), implants, injection materials, other medical consumables, as well as skin care and beauty products that we resell to the MCs for use in their clinics.

Licensure of Intellectual Property and Technologies.

The Company licenses the use of patent-pending and non-patented intellectual property, including but not limited to medical technologies, trademark, trade names, and brand use, to the MCs. Each of the clinics owned by the MCs licenses the use of our brand name, “Shonan Beauty Clinic”, as well as the right to use the name “SBC Medical Group”.

We have also granted the MCs the right to use the know-how of the clinic operations, offer the procedures designated by us, conduct business activities under our brand name, and utilize our specialized technologies for procedures. We license the use of our highly standardized operational procedures, developed through years of industry experience and accumulated know-how, to the MCs. Our specialized technologies for procedures enhance the safety and efficiency of these cosmetic surgery procedures and include, but are not limited to, puncture devices for buried double eyelid procedures, simplified buried method surgical equipment, proprietary surgical sutures, silicone bags for breast augmentation simulations, and microscopic hair volume evaluation method for the treatment of androgenetic alopecia. Additionally, we license the use of patent-pending and non-patented safety management methods to the MCs for procedures such as full-incision double eyelid surgery, lateral canthoplasty, brow lift procedures, cheek sagging prevention methods, hair removal safety management methods, tattoo removal treatments, and hyperhidrosis procedures.

The Company licenses the use of simulation technology to the MCs aimed at enhancing the skills, standardization, and education of professional staff that are providing medical services at the MCs’ clinics, and licenses the use of such technologies to the MCs. By utilizing our collection of medical cases and artificial intelligence, we employ technologies such as virtual reality, rendering, computing, 5G/6G, and Web3.0 to create simulators for the services that the MCs’ treatment centers provide. For example, SBC AI Eye is the industry’s first double AI simulation service. The highly accurate double AI simulation service has been achieved by learning from actual case data of franchisee’s clinic, which totals 600,000 double layer cases, using an AI model based on the most advanced AI technology, GAN (adversarial generative network). This service enables a 10-step simulation of double layer width on “your own face”, whereas double layer surgery has generally been studied using photographs of other people’s cases. These new technologies offer benefits to our franchisee treatment centers, such as efficient education, knowledge sharing, improved procedural accuracy, proactive support, and remote operations. Through simulation technology, medical professionals can simulate various scenarios and anticipate potential complications, enabling them to develop proactive strategies and responses. We believe this improves the level of patient safety and care at our franchisee clinics. The integration of advanced technologies, such as 5G/6G, allows for remote operations and consultations, enabling medical experts at our franchisee clinics to provide guidance and perform procedures from a distance, expanding access to specialized care and expertise.

Supplementary information regarding other business activities and service overview diagram

Subsidiaries under our group operate businesses not only our core medical business services. Corporations whose sales account for less than 1% of the group are omitted.

Our revenues

Franchising Revenue

The Company generates franchising revenue (royalty income) by licensing its intellectual properties, including but not limited to the Company’s brand name (“Shonan Beauty Clinic”), trade name, and trademarks, as a franchisor pursuant to franchise agreements with certain MCs (the “MC”) in Japan. Prior to April 2023, royalty income was based on a percentage of sales and recognized at the time when the related sales occur; since April 2023, it is based on a fixed amount to each clinic of the MCs; since September 2023, it is based on a fixed amount to each MC and a fixed amount to each clinic of the MCs and recognized over time as services are rendered.

Starting in April 2025, the Company plans to revise its fee model for newly opened clinics by reducing fees in the first year to better reflect the lower service utilization during the initial period, before transitioning to a performance-based structure thereafter. This change aims to create a more sustainable long-term revenue model while aligning fees with the actual operations of newly opened clinics.

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

Management Services Revenue

The Company provides loyalty program management services, labor supporting services, function supporting services, and management consulting services to MC.

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

The Company also awards certain points to MCs’ customers on behalf of MC for free in order to increase the volume of MCs’ sales, from which the Company earns other types of revenues, such as royalty income. When a MC’s customers redeem such points, the Company reimburses MC in an amount equivalent to the used free points and records it as a reduction of the revenue recognized.

The Company is an agent in the management of loyalty programs, and as a result, revenues are recognized net of the cost of redemptions.

Labor supporting services

The Company generates revenue by dispatching staff to MCs to provide a range of services, primarily including clinic operation, IT, and administrative services, among which, clinic operation service has been fully terminated since October 2024. The Company recognizes the revenue over the time when services are rendered.

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

Revenues generated from these different revenue streams by the Company consist of the following:

	For the Years Ended December 31,
	2024	2023
Franchising Revenue	$61,033,032	$42,103,380
Procurement Revenue	54,814,399	53,186,662
Management Services Revenue	53,113,155	72,282,549
Rental Services Revenue	16,141,714	7,336,768
Other Revenues	20,313,242	18,633,064
Total Revenues	$205,415,542	$193,542,423

Our Strengths

Brand. Our group’s brand name “Shonan Beauty Clinic” has been developed for over 20 years in the medical industry on the basis of safe and reliable medical services that are primarily cosmetic in nature. We maintain high standards for quality control and customer service in both our directly owned and operated clinic, as well as our franchisee clinics in order to continue to build upon this foundation. In addition, some of the doctors that provide services at our franchisee clinics also publish medical related articles and participate in conferences in Japan and overseas. We believe that this cohesive approach and consistent quality of service promotes global recognition of our brand name.

Comprehensive Medical Services. The Company’s directly owned and franchisee clinics provide a variety of medical treatments to meet all of the clinics’ patients’ needs. Both the Company and the MC franchisees focus on building long-term relationships with patients, and customer satisfaction rate ranks highly among Japanese beauty medical service providers. According to an internal report from our MCs’ franchisee clinics, the franchisee clinics have an average repeat customer rate of over 71%, and a total of over 6.0 million customers globally during 2024. Accordingly, we have been able to continue to provide a high level of management services to the MCs while benefiting from the increasing number of clinics.

Technology. The Company focuses on developing and licensing simulation technology aimed at enhancing the skills, standardization, and education of professional doctors that are providing medical services at our franchisee clinics. By utilizing our collection of medical cases and artificial intelligence, we employ technologies such as virtual reality, rendering, computing, 5G/6G, and Web3.0 to create simulators for the services that our treatment centers provide. These simulators offer benefits to our treatment centers, such as efficient education, knowledge sharing, improved procedural accuracy, proactive support, and remote operations. Through simulation technology, medical professionals can simulate various scenarios and anticipate potential complications, enabling them to develop proactive strategies and responses. We believe this improves the level of patient safety and care at our franchisee clinics. Our goal is to achieve standardized medical techniques through the development of these technological advancements. The integration of advanced technologies, such as 5G/6G, allows for remote operations and consultations, enabling medical experts to provide guidance and perform procedures from a distance, expanding access to specialized care and expertise.

Management Services. The management services that we provide to our franchisee clinics, through our subsidiaries, include but are not limited to advertising and marketing needs across various platforms (such as social media networks), staff management (such as recruitment and training), booking reservations for customers, assistance with franchisee employee housing rental, facility rentals, construction and design, medical equipment procurement (resale), the provision of cosmetic products to franchisees for resale at the franchise locations (resale), licensure of the use of patent-pending and non-patented medical technologies, trademark and brand use, IT software solutions for remote medical consultations, and payment tools for franchisee customers. We believe that our advertising and marketing services (including but not limited to promotion on social media networks) help create effective campaigns that promote our franchisee clinic services and attract a wider audience of customers. We also believe that our maintenance and operation of the booking and reservation process for customers ensures a seamless user experience when booking services at our franchisee clinic locations. These services provide valuable guidance and expertise to our franchisee clinics, helping them optimize their operations, improve patient experience, and enhance overall performance. We believe this to be a crucial component of fostering our franchisees’ growth and success.

Internal Processes and Protocols. To promote high standards of quality and service, we have implemented internal processes and protocols. These measures include ongoing training and education programs for our employees and the employees of our franchisee clinics, continuous monitoring of treatment outcomes, and adherence to industry guidelines and regulations. By upholding these standards, we aim to maintain and enhance our franchisees’ reputation as a trusted provider of cosmetic medical services.

Our Growth Strategies

Pursue New Clinic Development. We have pursued a disciplined new clinic growth strategy, having expanded our concept and franchisee model across varying clinic sizes and geographies. We plan to leverage our expertise in opening new clinics and our success in the Japan market to fill in existing markets and expand into new geographies with the same careful planning as we have demonstrated in the past. We will continue to utilize our existing strategy of exploring opportunities for directly owned and operated clinics (including but not limited to merger and acquisition transactions) as well as additional franchisee clinics. See also our real estate strategy under “Site Development and Expansion — Site Selection Process.” We believe that our revenue will increase if we are able to increase the number of franchisee clinics that we provide management services to, since we would be providing our services to additional locations. We believe that we have the potential to increase global recognition of our brand. However, we cannot predict the time period over which we can achieve any level of franchisee clinic growth or whether we will achieve this level of growth at all. Our ability to achieve new franchisee clinic growth is impacted by a number of risks and uncertainties beyond our control, including those described in “Part I, Item 1A. Risk Factors”.

Deliver Consistent Comparable Franchisee Clinic Sales Growth. We believe we will be able to generate comparable franchisee clinic growth by growing our customer base through increased brand awareness, consistent delivery of quality surgical and non-surgical medical services by our clinic and our franchisee clinics, acquiring and developing cutting edge medical services to be licensed to our franchisee clinics, and franchisee clinic renovations. We will continue to manage our franchisee clinics and pricing as part of our overall strategy to increase the number of customers and the average amount spent by customers. We continue to explore initiatives to increase skin care product sales, enhance the services offered by our clinic and our franchisee clinics, and improve our appointment booking process. Our franchisee client rewards program, which has been rolled out across the entire franchisee clinic base in Japan, tracks customers’ spending and awards customers with points based upon such spending (1 point for each 1 yen spent). The rewards program also gives customers points for their birthday and certain referrals. The customers also receive additional loyalty benefits in connection with their accumulated points once they reach a certain number of visits to our franchisee clinics (tiers for a total of 6 visits and 8 visits in 2 years) or reach certain spending thresholds (tiers for a total of 500,000 yen spent and 1,000,000 yen spent in 2 years). The customers may use the earned points for discounts on select services offered by our franchisee clinics.

Increase Profitability. During our expansion, we have invested in our infrastructure and personnel, which we believe positions us to continue to scale our business operations. As we continue to grow, we expect to drive higher profitability at the corporate level by leveraging our existing support infrastructure, as we believe that as the number of the franchisee clinics that we provide management services to grows, our general and administrative costs over several years will increase at a slower rate than our revenues.

Heighten Brand Awareness. We intend to continue to pursue targeted local and global marketing efforts and plan to increase our brand awareness (including but not limited to advertising on social media platforms). We intend to continue to promote limited time discounts on services provided by the franchisee clinics through our advertising services to build customer loyalty and brand awareness. The number of patients that undergo cosmetic procedures at our franchisee clinics and patient growth trajectory have been a key indicator of our success and brand awareness. In 2021, our franchisee clinic patient base reached 3.0 million individuals. This figure increased further in 2024, reaching approximately 3.9 million users. This growth reflects the growing demand for cosmetic surgery procedures and the confidence that patients have in our brand and services.

Procedure and Product Development. We intend to continue to collect and analyze extensive medical data, develop innovative procedures and products, and obtain intellectual property rights to new products and procedure methodologies relating to skin care and the medical services provided by our franchisee clinics. These assets are then provided to our franchisees. We intend to continue to offer guidance and technical training to our franchisee clinics’ employees with respect to these new products and procedure methodologies in order to stay at the forefront of medical advancements.

Site Development and Expansion

Site Selection Process

We consider franchisee clinic site selection to be critical to our success. As part of our strategic site selection process, our team receives potential site locations from networks of local real estate brokers, which are then reviewed by our development and senior management teams. This review includes site visits, key deal terms, and analyses of the estimated profitability of clinics at the proposed properties for our franchisee clinics.

Our current real estate strategy focuses on high-traffic markets with a diverse population and above-average household income. In site selection, we also consider factors such as visibility, traffic patterns, accessibility, parking, and competition when considering approval of a location for a franchisee clinic. We also utilize site analytics tools for demographic analysis and data collection for both existing and new market areas, which we believe allows us to further understand the market area (including but not limited to the types of services desired by the local residents) and set clear market development strategies. Our existing framework and experienced management team allow us to efficiently manage the opening of new franchisee clinics on behalf of the MCs in desired locations and penetrate markets in both suburban and urban areas.

Expansion Strategy and Market Share

The strong market share presence of our franchisee clinics in the Japanese cosmetic surgery industry reflects the success of our brand and customer satisfaction. With our cutting-edge technology, the MC’s skilled medical professionals, and the comprehensive range of services offered at our franchisee clinics, we have established our brand as a trusted and preferred choice among patients seeking cosmetic enhancements. We plan to pursue a two-pronged expansion strategy by opening new clinics in both new and existing markets (directly and through our franchisee partners). We believe this expansion will be crucial to executing our growth strategy, as well as building awareness of “Shonan Beauty Clinic” as a global brand and provider of surgical and non-surgical medical services and skin care products. Expansion into new markets occurs in parallel with ongoing growth in existing markets, with the goal of maintaining a pipeline of top-tier development opportunities.

Upon selecting a new market, we typically manage the opening of one or two clinics to prove concept viability in that market. We have a remote management system whereby our operations team can monitor clinics in real-time from our headquarters to maintain operational quality in new markets.

When selecting sites, we look to replicate the site attributes, trade area quality, and co-tenant mix of our most successful clinics. We frequently reevaluate our market area development plan (targeted areas and pacing for development) and our site selection strategy within those targeted areas.

Clinic Design

Franchisee clinic design is handled by our in-house development team on behalf of the MCs in conjunction with outsourced vendor relationships. Our franchisee clinics’ sizes currently average approximately 357 square feet. Our average customer capacity per franchisee clinic varies greatly depending upon the services being provided at the time. Our franchisee clinic layout evokes a relaxing experience characterized by an efficient use of staff and patient space as well as modern furniture.

Construction of a new franchisee clinic takes approximately 6 months. We oversee and coordinate engagement with our preferred general contractors on behalf of the MCs for the franchisee clinic construction process. On average, our franchisee clinics opened during fiscal year 2024 required a cash build-out cost of approximately $333,000 per clinic, net of landlord tenant improvement allowances ; however, this amount could be materially higher or lower depending on the utilization of union labor, market, clinic size, and condition of the premises upon landlord delivery. The franchisee MCs are responsible for paying for the build-out cost of the respective franchisee location.

Human Capital Management

As of the date of this Annual Report, we had approximately 863 employees globally, a majority of which are located in Japan, Singapore, Vietnam, and the United States. As of the date of this Annual Report, there were no unions represented within our employee base. We anticipate that we will continue to expand our workforce as our company grows.

We believe that empowered employees make a difference in our ability to execute our strategy. As such, we strive to provide an inclusive, rewarding and engaging environment for employees to develop professionally and contribute to our success.

Competition

Management Service Competition.

With respect to our management services, we do not face significant competition from third parties because all of our management service revenue is derived from our relationship with the MCs, which are related parties.

Clinic and Brand Competition

Our franchisee clinics face significant competition from a variety of locally owned beauty clinics and Japanese chain beauty clinics offering both cosmetic medical services, as well as cosmetic products. Major competitors of our franchisee clinics including those in Japan but also in the global cosmetic surgery market such as Aesthetic Medispa, Alma Lasers, B. Braun SE, Cynosure Aesthetics, Evolus, Inc., Galderma S.A., Genesis Biosystems, Inc., Inmode Ltd., IRIDEX Corporation, Lumenis Be Ltd., Revance Therapeutics, Inc., Sientra, Inc., Sinclair Pharma Limited, Stryker Corporation, and Surgery Partners. To further strengthen our competitive position in the international market, we acquired a Singapore-based cosmetic surgery group in November 2024. Our clinics in Vietnam and our related party’s clinic in the US are still in the early stages of development in our efforts to penetrate global competition. However, we believe that our franchisee clinics, clinics in Singapore, a clinic in Vietnam and a clinic in the US compete primarily based on service quality, patient experience, ambience, location, convenience, value perception, and price. The competition continues to intensify as competitors to our clinic in Vietnam and Singapore and our franchisee clinics increase the breadth and depth of their cosmetic medical service and cosmetic product offerings, and open new clinics. A decrease in the revenue of the MCs’ franchisee clinics as a result of such increased competition would directly result in a reduction of the Company’s revenue since we receive substantial revenue from the MCs as part of our compensation for management services.

We investigate the brand image and concept of competitors to our clinic and our franchisee clinics from the viewpoint of brand and awareness. It is important to understand the franchisee clinic’s impact on its patients because each competitor offers unique characteristics and value. Also, famous chain clinics and locally popular clinics can be a competitive factor.

In terms of pricing strategies, we compare pricing strategies from competitors to our clinic and our franchisee clinics, such as price ranges, extent of services provided, and discount campaigns. Because prices have a significant impact on consumer choice, we understand price competition with competitors and consider our own pricing strategy when we set the guidelines for the pricing of services for our franchisee clinics and our clinics in Vietnam and Singapore. However, it is important to strike a balance, because customers value quality and service as well as price.

In terms of quality and service, we evaluate the quality of service provided by and the working experience of our franchisee clinics’ competitors’ employees. Because patients want high quality service and highly experienced staff members (such as doctors and nurses), the aim is to understand the quality provided by competitors and to find the point of differentiation of the company. We use review sites and word-of-mouth information to gather patient opinions and understand the potential for improvement of our franchised brand.

In terms of the number of clinics and development, we evaluate our regional competitiveness by comparing the number of clinics and the regions in which the franchisee clinics’ competitors operate. We track franchisee clinics’ competitors’ plans to open new clinics and their expansion strategies to understand the status of competition in the market. This provides us with useful information to consider when determining franchisee clinic growth opportunities.

In terms of customer satisfaction and feedback, we analyze patient satisfaction surveys and feedback from the patients of our clinics in Vietnam and Singapore and the franchisee clinics as part of our management services to the MCs. The goal is to understand the patient’s assessment and find ways to improve our franchised brand. We compare the patient experience at the franchisee clinics with that of our competitors and consider differentiation strategies and service improvement measures in order to preserve our franchised brand integrity. Considering the above points of view, we analyze competitors to understand our strengths and competitive challenges, and conduct strategic decision making. By comparing the competitors to our franchisee clinics and our clinics in Vietnam and Singapore, we are determining the direction to improve the competitiveness of our franchise in the market.

Business Trends

In the cosmetic medical service and product industry, patient preferences and needs are very important. Service trends and patient interests can change. For example, there is a growing demand for non-invasive cosmetic services. The key to success is for our clinics in Vietnam and Singapore and the franchisee clinics to offer cosmetic services and products tailored to patient’s needs and preferences. The success of the MCs’ franchisee clinics would directly impact our success since we receive substantial revenue from the MCs as part of our compensation for management services.

The cosmetic medical industry is highly dependent on general economic conditions. During economic boom times, patient discretionary income tends to increase and demand for cosmetic medical services and products tends to increase. In particular, due to inflation, costs and wages are on an upward trend. In the event of rapid inflation, there is a risk of deterioration in business performance, such as inability to pass on higher purchase costs and other costs to price. To date, inflationary pressures have not materially impacted our operations. On the other hand, during economic downturns, demand may fall due to economic uncertainty and the impact of spending cuts, especially since many of the cosmetic medical services our franchisee clinics and our clinic are elective.

Depending on economic conditions and individual circumstances, patient discretionary spending priorities may change, and some patients may place a higher priority on obtaining cosmetic services and products and actively allocate their budget accordingly. Other patients may be more likely to refrain from buying elective cosmetic services and products to save money. These trends have a significant impact on the demand for our franchisee clinics’ cosmetic services and products. A decrease in the revenue of the MCs’ franchisee clinics as a result of such increased economic conditions would directly result in a reduction of the Company’s revenue since we receive substantial revenue from the MCs as part of our compensation for management services.

Demographic trends, such as changes in population age structure, family structure, and lifestyle, are also important factors. For example, younger and middle age generations may be more willing to undergo elective cosmetic procedures and purchase cosmetic products. Older generations, on the other hand, may be more likely to be apprehensive about undergoing elective cosmetic procedures.

Competitive presence is an important factor in the cosmetic clinic industry. The presence of competitors in the same category or an increase in new entrants can increase patient choices and diversify demand. Differentiation and uniqueness from competitors are required, especially in high income geographical locations.

These factors also directly or indirectly affect consumer confidence. Patients choose beauty clinics they trust based on economic and competitive conditions. Newly opened clinics, especially in new geographical locations, also tend to have an initial revenue peak, known as the honeymoon period, followed by a decline.

While these factors influence the success of the beauty clinic industry, it is important to understand trends and customer needs across the industry, and to develop flexible strategies and appropriate measures for preserving our brand integrity. Focusing on improving clinic quality, service, and patient experience are required to maintain our franchised brand.

Suppliers

As of December 31, 2024, we had a large and diverse network of suppliers, providing us with a diverse selection of medical equipment, supplies and medical consumables. We facilitate the sale of medical equipment, supplies and medical consumables to the MCs as part of our management services. Our suppliers fall into five key categories: medical devices, medical equipment, implants, injection materials and other medical consumables.

We have a system for selecting reliable and quality suppliers, with a selection and review process based on qualification of the business and/or products, pricing, reputation, service quality, delivery schedule and product offerings. We maintain multiple suppliers for key categories of purchases to ensure continuity and quality of supply. Payment terms with the majority of our suppliers are on open account. Certain suppliers grant us credit periods ranging from 20 to 60 days, although we generally pay on delivery.

We have not previously encountered any major problems in sourcing despite not having long-term contracts with our suppliers, nor did we encounter any business disruption due to supply shortages or delays. In any event, we believe any shortage or delay in the supply of implants, injection materials and medical consumables will not have any material impact on us as we are able to switch to other suppliers with comparable quality and prices. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business and facilitate the sale of medical equipment, supplies and medical consumables to the MCs in the manner and on the timelines presently planned could be materially and negatively impacted, including but not limited to delays in our supply chain which could delay or otherwise impact our business. A decrease in the revenue of the MCs’ franchisee clinics as a result of supply chain delays and a decrease in the volume of purchases of medical equipment, supplies and medical consumables by the MCs would directly result in a reduction of the Company’s revenue.

Our customers

The majority of the customers of our directly owned and operated clinics, as well as our franchisee clinics, are individuals aged between 20 and 40.

The Company generates more than 90% of its revenue from provision of management services to the MCs pursuant to the franchisor-franchisee agreements and/or service agreements.

	For the Years Ended December 31,
Revenues from related parties	2024	2023
Medical Corporation Shobikai	$53,862,520	$56,554,316
Medical Corporation Kowakai	46,756,189	45,115,149
Medical Corporation Nasukai	46,355,437	45,893,461
Medical Corporation Aikeikai	17,997,072	21,521,302
Medical Corporation Jukeikai	5,666,907	4,518,846
Medical Corporation Ritz Cosmetic Surgery	7,435,446	2,603,405
Japan Medical & Beauty Inc.	39,620	488,023
Hariver Inc.	19,810	21,740
SBC Inc., previously known as SBC China Inc.	2,512	467
Public Utility Foundation SBC Foundation for Medical Promotion	107	387
General Incorporated Association SBC	801	569
SBC Tokyo Medical University, previously known as Ryotokuji University	45,286	231,191
SBC Shonan Osteopathic Clinic Inc.	56,740	69,227
Yoshiyuki Aikawa	98,445	67,516
Mizuho Yamashita	—	19,214
Amulet Inc.	—	3,587
AI Med Inc.	787	556,397
SBC Irvine MC	1,204,107	1,298,539
Medical Corporation Association Furinkai	11,708,183	2,923,608
Medical Corporation Association Junikai	3,923,228	851,105
General Incorporated Association Taiseikai	692	—
Total	$195,173,889	$182,738,049

Misappropriations of Funds

In January 2024, before the issuance of the Company’s consolidated financial statements as of December 31, 2023 and for the year then ended, in connection with a routine tax examination of SBC Medical Group Co., Ltd.’s income tax returns, the Japanese tax authority discovered misappropriations of SBC Medical Group Co., Ltd. funds by a former manager of general affairs and legal department of L’Ange Cosmetique Co., Ltd., which is a subsidiary of SBC Medical Group Co., Ltd. (the “former manager”), who received kickbacks from multiple vendors of SBC Japan (collectively with the former manager, the “participants”) possibly beginning as early as 2012 until the misappropriations were discovered. The Japanese tax authority, who has the authority to access bank deposit information of companies and individuals under investigation, uncovered this misconduct during their examination of such deposits. The former manager was suspended immediately upon the discovery and was terminated effective February 23, 2024. SBC Medical Group Co., Ltd. has commenced a criminal complaint in Tokyo against the participants.

Shortly after this discovery, SBC Medical Group Co., Ltd. engaged independent legal counsel and forensic consultants to investigate the misappropriations. The investigation, which was completed in March 2024, revealed that the participants had misappropriated approximately JPY632 million ($5.6 million), including consumption tax, from SBC Medical Group Co., Ltd., of which the former director received approximately JPY335 million ($3.0 million), between April 2016 and the discovery of the misappropriations in January 2024. The amount misappropriated prior to April 2016 could not be accurately determined because certain data for the period prior to April 2016 was unavailable, SBC Medical Group Co., Ltd. does not expect such amount to be material based on current estimates.

SBC Medical Group Co., Ltd. found no evidence that any other employee of SBC Medical Group Co., Ltd. was aware of, or colluded in, the misappropriations of SBC Medical Group Co., Ltd. funds or that there was any unlawful activity apart from that associated with the participants’ misappropriations of SBC Medical Group Co., Ltd. funds. The misappropriated amounts, excluding the consumption tax, representing advertising services purchased on behalf of a related-party MC, were originally included in the revenues reported on a net basis. After discovery of the misappropriations, the amounts were reported as a misappropriation loss. For the year ended December 31, 2023, the Company recorded a misappropriation loss of $409,030.

Remediation Plan

Immediately upon learning of the misappropriation of funds, SBC Medical Group Co., Ltd. engaged independent legal counsel and forensic consultants to investigate the misappropriations. As stated above in this Annual Report, based on its internal investigation, SBC Medical Group Co., Ltd. found no evidence that any other employee of SBC Medical Group Co., Ltd. was aware of, or colluded in, the misappropriations of Company funds or that there was any unlawful activity apart from that associated with the participants’ misappropriations of Company funds.

Based on the results of the investigation, management identified the following material weaknesses:

1.	Control Environment. SBC Medical Group Co., Ltd. did not maintain an effective control environment that fully emphasized the establishment of adherence to effective internal controls over financial reporting throughout SBC Medical Group Co., Ltd.’s management. SBC Medical Group Co., Ltd. did not give sufficient consideration to the risk of senior management override of internal controls. SBC Medical Group Co., Ltd. had not ensured that certain personnel were adequately trained to properly execute critical internal controls.
2.	Control Activities. SBC Medical Group Co., Ltd. did not effectively implement or maintain control activities, such as ensuring a sufficient functioning of the mechanism of reconciliation of invoices to contracts and multi-level approvals of contracts, invoices and payments. SBC Medical Group Co., Ltd. did not maintain sufficient segregation of duties with respect to certain activities and did not maintain adequate monitoring and oversight for those activities.
3.	Risk Assessment. SBC Medical Group Co., Ltd. did not have an effective risk assessment process and the related documentation.
4.	Information and Communication. SBC Medical Group Co., Ltd. did not adequately communicate to all employees of the organization information regarding the importance of internal controls over financial reporting and employees’ duties and responsibilities, including segregation of duties.
5.	Monitoring Activities. SBC Medical Group Co., Ltd. did not maintain effective monitoring controls related to the evaluation and testing of its internal controls over financial reporting.

Management has implemented, or is in the process of implementing, the following changes to the Company’s internal control systems and procedures:

●	We will clarify the organization structure and employee positions promoting (i) segregation of duties, (ii) monitoring and oversight, (iii) reconciliation of invoices to contracts and (iv) multi-level approvals of contracts, invoices and payments.

●	We will communicate to all employees of the organization information regarding the importance of internal controls and employees’ duties and responsibilities, including segregation of duties.

●	We have initiated a project led by Head of Internal Control and Internal Audit Office, and aided by outside consultants, to fully document its processes to serve as the basis for activities during 2024 to assess its fraud risks and evaluate and test its internal controls over financial reporting.

●	We are progressing with a project, led by our Head of Internal Control and Internal Audit Office, to design, implement, and document internal controls to address risks related to financial reporting. This year, our activities are focused on “laying the foundation to complete our response to key financial reporting risks by the end of 2025,” and we are making progress as planned.

The former manager was suspended immediately upon the discovery and was terminated effective February 23, 2024. Subsequently, SBC Medical Group Co., Ltd. filed a complaint, which was accepted by the police on February 25, 2025. Meanwhile, SBC Medical Group Co., Ltd. has initiated a search for a new manager of general affairs and legal department and hired an attorney(JP)-qualified manager in February 2025. In order to improve the overall level of competence in the accounting department, the Company is hiring personnel with accounting experience at listed companies and personnel with CPA(JP).

Management focused on building internal controls in 2024. From 2025 onwards, we will test and monitor the operational effectiveness of these controls and, if necessary, take additional corrective actions to address any deficiencies.

The Company believes the remediation measures described above will strengthen its internal control over financial reporting and remediate the material weaknesses identified.

Government Regulation and Environmental Matters

In General

The Company and the MCs are subject to extensive and varied federal, state, and local government regulations globally, including regulations relating, among others, to public and occupational health and safety, product labeling, healthcare, the environment, sanitation, and fire prevention. We operate our clinic, and the MCs operate the franchisee clinics, in accordance with standards and procedures designed to comply with applicable codes and regulations. However, an inability to obtain or retain health department or other licenses by us or the MCs would adversely affect our operations. Although the Company and the MCs have not experienced, and do not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular clinic or group of clinics. Additionally, difficulties, delays or failure to retain or renew licenses, permits or approvals, or increased compliance costs due to changed regulations, by us or the MCs, could adversely affect operations at our clinic and the MCs’ franchisee clinics. A decrease in the revenue of the MCs’ franchisee clinics as a result of such difficulties, delays, or failure would directly result in a reduction of the Company’s revenue since we receive substantial revenue from the MCs as part of our compensation for management services.

The Company and the MCs are subject to federal, state and local environmental laws and regulations globally concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, or exposure to, hazardous or toxic substances (“environmental laws”). These environmental laws can provide for significant fines and penalties for non-compliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We are not aware of any environmental laws that will materially affect our earnings or competitive position, or result in material capital expenditures relating to our clinic or our franchisee clinics. However, we cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered, interpreted or enforced, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. It is possible that the Company and the MCs will become subject to environmental liabilities, and any such liabilities could materially affect our business, financial condition or results of operations.

We are also subject to laws and regulations globally relating to information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, and any failure or perceived failure to comply with these laws could harm our reputation or lead to litigation, which could adversely affect our business, financial condition or results of operations.

Furthermore, we are subject to import laws and tariffs globally which could impact our ability to source and secure medical products, other supplies and equipment necessary to supply our clinic and franchisee clinics.

In addition, as part of managing the development and construction of franchisee clinics for the MCs, we must ensure that the applicable zoning, land use and environmental regulations in the applicable jurisdiction are being complied with.

The process of obtaining regulatory approvals and the compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities now and in the future could be subject to challenge under one or more of these laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion of products from reimbursement under government healthcare programs, integrity oversight and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our cosmetic products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

As our business continues to expand in the U.S. and other jurisdictions, and as laws and regulations continue to be passed and their interpretations continue to evolve in numerous jurisdictions, additional laws and regulations may become relevant to us.

Japan Laws and Regulations

Personal Information Protection

In Japan, the Act on the Protection of Personal Information (the “APPI”) and its related guidelines impose various requirements on businesses, including us, that use databases containing personal information. Under the APPI, the Company and the MCs are required to lawfully use personal information we have obtained within the purpose of use we have specified and taken appropriate measures to maintain the security of such personal information. The Company and the MCs are also restricted from providing the personal information of a person (the “principal”) to third parties without the consent of the principal. The APPI also includes regulations relating to the handling of sensitive personal data and anonymous personal data and the transfer of personal information to foreign countries. A Personal Information Handling Business Operator (as defined below) shall not transfer a person’s personal data to third parties, including its affiliated entities without the prior consent of the principal unless an exception applies (Article 27, Paragraph 1 of the APPI).

A “Personal Information Handling Business Operator” is defined as a person (including a judicial person and excluding any administrative organizations) providing a personal information database for use in business (Article 16, Paragraph 2). The Company’s business collects personal information from customers, thereby subjecting the Company to the provisions applicable to the Personal Information Handling Business Operator. Under the APPI, the prior consent of the principal to a transfer of such person’s personal data (including Sensitive Information (as defined below)) is not required if the transfer:

(a)	is specifically required or authorized by any laws or regulation;
(b)	is necessary for protecting the life, health, or property of an individual and consent of the principal is difficult to obtain;
(c)	is necessary for improving public health and sanitation, or promoting the sound upbringing of children, and the consent of the principal is difficult to obtain; or
(d)	is made in a case where there is a need to cooperate in regard to a central government organization or a local government, or a person entrusted by them performing affairs prescribed by laws and regulations, and when there is a possibility that obtaining the principal’s consent would interfere with the performance of the said affairs.

Furthermore, the Personal Information Handling Business Operator shall, unless an exception listed above applies, not acquire Sensitive Information (such as personal information relating to physical or mental disabilities, medical records, and medical and pharmacological treatment) without obtaining prior consent from the principal (Article 2, Paragraph 3 and Article 20, Paragraph 2 of the APPI).

The MCs gather personal information from customers through questionnaires and other methodologies in connection with the provision of medical services. Some of the information that the MCs collect could fall under the category of sensitive personal data under the APPI. In addition, the MCs gather personal information including diagnosis records, which is understood to typically fall under the Sensitive Information. Therefore, the MCs are required to obtain consent from the customers prior to the transfer of their information.

When storing personal information, it is necessary to manage it safely so that it will not be leaked or the database breached. For the safe management, the APPI requires the Personal Information Handling Business Operator to establish an information security system. It includes establishment of the fundamental rule of personal information management, appointment of personnel responsible for personal information management, provisions of regular training courses on privacy and security breach, and physical security control.

A failure by the MCs to comply with the APPI may harm our franchised brand and directly result in a reduction of the Company’s revenue, since we receive substantial revenue from the MCs as part of our compensation for management services.

Regulations Governing our Franchises

Japan has antitrust laws that protect consumers and regulate how companies operate their businesses. Among the various Japanese antitrust laws, the seminal antitrust law is the Act on Prohibition of Private Monopolization and Maintenance of Fair Trade (Act No. 54 of 1947, as amended) (which we refer to as the “Antimonopoly Act”). The Antimonopoly Act prohibits certain activities that inappropriately induce or mislead persons into entering into a business relationship with us through our granting of seemingly preferable trade terms and conditions that could create false impressions in relation to other franchisors we compete with.

The Japan Fair Trade Commission (which we refer to as the “JFTC”) enforces the Antimonopoly Act and other Japanese antitrust laws. The JFTC issued the “Guidelines Concerning the Franchise System Under the Antimonopoly Act” on April 24, 2002 (last amended on June 23, 2011) (which we refer to as the “Guidelines”), under which the JFTC suggests that, prior to entering into a franchise relationship, a franchisor should adequately disclose and explain material trade terms to a potential franchisee in order to prevent any misunderstanding of the material trade terms, and to prevent such potential franchisee from being misled or improperly induced into entering into such franchise relationship. Material trade terms include terms relating to the following:

●	the supply of products after the party becomes a franchisee (such as a system for recommending suppliers);

●	guidance, procedures, frequency, and cost to the franchisee relating to the business activities of the franchise;

●	nature and amount of payments to be collected when the party joins the franchise, whether the payments are refundable or may be returned, and the conditions for refunding or returning the payments;

●	royalties that the franchisee pays to the franchisor for use of trademarks and trade names and for guidance relating to management procedures, including the amount of, procedure for calculating, and the time and method of payment, of royalties;

●	loans the franchisor extends to the franchisee, including the interest rate and the mechanism and conditions of settlement;

●	compensation for any losses the business incurs, including the details of such compensation and whether there is management support from the franchisor in the event of a decline in business;

●	terms of the franchise agreement and the conditions and procedures for renewing or terminating the franchise agreement, including early termination prior to the expiration of its term; and

●	restrictions with respect to the franchisor or other franchisees of the franchise setting up an identical or similar business near the proposed business of the potential party to join the franchise, including whether there are any plans to set up additional businesses and the details of such plans.

In addition, when a franchisor markets its franchise, in the event such franchisor provides a prospective franchisee with an estimate of the revenue or profit that could possibly be generated upon becoming a franchisee, such estimated revenue or profit must be based on a reasonable method of calculation and established facts, such as the results of an existing franchise operating in a similar environment. The franchisor is required to present to the prospective franchisee such methods and facts.

If the JFTC finds any activities that violate the Antimonopoly Act, including any “deceptive customer inducement”, then the JFTC may order the offending franchisor to cease and desist from engaging in such unlawful activities, delete any applicable unlawful clauses from the franchise contract, or carry out any other measures necessary to eliminate such unlawful activities.

In the event the JFTC suspects any violation of the Antimonopoly Act or alleges that we have misled or wrongly induced any of our franchisees based upon any particular trade terms, we could be exposed to risks, including governmental action against us.

Regulations Governing Medical Care and Services

The MCs provide services strictly in accordance with the medical-related laws and regulations of the Medical Care Act (Law No. 205) adopted on July 30, 1948, as amended. The Medical Care Act defines rights and obligations regarding medical treatment, advertisement, authority, license, treatment of information, safety and security for patients, doctors and other individuals and organizations engaged in medical activities. The purpose of the Medical Care Act is to protect the health of the nation by safeguarding the interests of medical care recipients and ensuring a system that efficiently delivers high quality and well-suited medical care, by means of providing for the necessary particulars to support well-suited choices about medical care by the recipients thereof, to ensure the safety of medical care, concerning the establishment and management of hospitals, clinics, and birthing centers, and to develop such facilities and promote the sharing of functions and cooperation between medical institutions. The MCs also comply with other laws such as the Medical Practitioners’ Act, Dental Practitioners Act, Radiology Technician Act, Clinical Trials Act, Industrial Safety and Health Act when providing relevant services. A failure by the MCs to comply with the Medical Care Act may harm our franchised brand and directly result in a reduction of the Company’s revenue, since we receive substantial revenue from the MCs as part of our compensation for management services.

Regulations Governing our Recruiting License

In November 2022, we obtained a recruiting agency license (which we refer to as a “Recruiting License”) from the Ministry of Health, Labor and Welfare of Japan under the under the Act for Securing the Proper Operation of Worker Dispatching Undertakings and Improved Working Conditions for Dispatched Workers (which we refer to as the “Dispatch Act”). We are required to obtain the Recruiting License because we assist with the placement of staff and employee training at the MCs’ franchisee clinics.

Regulations Governing our Use of Certain Substances

The MCs are required to comply with the Poisonous and Deleterious Substances Control Act (Act No. 303 of December 28, 1950, as amended) of Japan. The purpose of this Act is to provide for the necessary control of poisonous and deleterious substances from the standpoint of health and hygiene and regulates the use of deleterious substances. The aforementioned regulations apply to the MCs’ franchisee clinics’ handling of such substances in Japan. A failure by the MCs to comply with the Poisonous and Deleterious Substances Control Act may harm our franchised brand and directly result in a reduction of the Company’s revenue, since we receive substantial revenue from the MCs as part of our compensation for management services.

Regulations on Intellectual Property

In Japan, patents are protected by the Patent Act and the Utility Model Act of Japan (Act No. 123 of 1959 as amended). Designs are protected by the Design Act of Japan (Act No. 125 of 1959 as amended), and trademarks by the Trademark Act (Act No. 127 of 1959 as amended). Copyrights are protected by the Copyrights Act (Act No. 48 of 1970 as amended). Trade secrets are protected by the Unfair Competition Prevention Act (Act No. 47 of 1993 as amended). The aforementioned regulations apply to our intellectual property rights in Japan, and accordingly we are subject to complying with such regulations.

Japanese Employment and Labor Laws

There are various labor-related laws in Japan, including the Labor Standards Act (Act No. 49 of April 7, 1947, as amended), the Industrial Safety and Health Act (Act No. 57 of June 8, 1972, as amended), and the Labor Contracts Act (Act No. 128 of December 5, 2007). The Labor Standards Act regulates, among others, minimum standards for working conditions such as working hours, leave period, and leave days. The Industrial Safety and Health Act requires, among others, the implementation of measures to secure employee safety and protect the health of workers in the workplace. The Labor Contracts Act regulates, among others, the change of terms of employment contracts and working rules, and dismissal and disciplinary action. A portion of our personnel in Japan are paid at rates related to the applicable minimum wage, and further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing service and product prices will depend on the responses of our competitors and patients. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs of goods and services supplied to us. We may also be subject to lawsuits from our employees, Labor Standards Inspection Office, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters.

Regulations on Lease Agreements

Our lease agreements are generally subject to the Civil Code (Act No. 89 of April 27, 1896, as amended) and Act on Land and Building Leases (Act No. 90 of October 4, 1991, as amended). We believe that the terms and conditions of our lease agreements are consistent with these laws and are valid and enforceable as provided for in these agreements.

Regulations regarding Maintenance of Websites and E-commerce

The Act on Special Provisions to the Civil Code Concerning Electronic Consumer Contracts and Electronic Acceptance Notice (Act No. 95 of June 29, 2001, as amended) and the Act on Specified Commercial Transactions (Act No. 57 of June 4, 1976, as amended) regulate sales of goods through e-commerce within Japan. For example, under these acts, we as a seller must explicitly show prices of products, timing and method of payment, timing of delivery, conditions for return of goods, our name and contact information, and name of representative person, among others. We comply with these regulations.

Regulations regarding Product Quality and Customer Protection

We are subject to laws and regulations, as well as pending legislative and regulatory proposals, regarding product quality and customer protection, which could affect us in jurisdictions in which we sell our products.

In Japan, the Product Liability Act (Act No.85 of July 1, 1994, as amended) and Consumer Contract Act (Act No. 61 of May 12, 2000, as amended) mainly regulate the product quality and customer protection. The Product Liability Act sets forth the liabilities of a manufacturer, processor, or importer for damages caused by defects in a product. A seller who was not involved in the manufacturing, processing, or import of a product could still be liable under this act if its name, trade name, or trademark, etc. was indicated on the product as the manufacturer, processor, or importer, such indications on the product might mislead others into believing that the seller was the manufacturer, processor, or importer, or such indications on the product might be recognized by others as those of the substantial manufacturer, processor, or importer. Liability under this act can be imposed even if the manufacturer, processor, or importer (and the said seller) was not negligent. The Consumer Contract Act invalidates certain provisions in contracts with consumers, such as exemption of compensation for damages to consumers and restrictions of termination by consumers due to the seller’s breach of contract. We comply with these regulations.

Vietnam Laws and Regulations

Regulations regarding the Environment

We are required to comply with the Environmental Protection Law No. 72/2020/QH14 adopted by the National Assembly on November 17, 2020 (as amended from time to time), which regulates environmental protection activities, including the rights, duties, and responsibilities of authorities, organizations, residential communities, households, and individuals involved in environmental protection activities. Specifically, it establishes certain regulations regarding the protection of the environment in medical activities and the control of the effects of environmental pollution on human health.

Regulations regarding Labor and Health

We are required to comply with several labor-related standards prescribed by the local laws and regulations. The principal statute is the Labor Code No. 45/2019/QH14 adopted by the National Assembly on November 20, 2019 (as amended from time to time), which provides for labor standards, the rights, duties, and responsibilities of employees, employers, employees’ representative organizations at establishment, and employers’ representative organizations in labor-management relations, other relations directly related to labor-management relations, as well as state control over labor.

Law on Occupational Safety and Hygiene

The Law on Occupational Safety and Hygiene No. 84/2015/QH13 adopted by the National Assembly on June 25, 2015 (as amended from time to time) regulates measures to ensure occupational safety and hygiene, policies and compensation for victims of occupational accidents and diseases, responsibilities and rights of organizations and individuals regarding occupational safety and hygiene activities, and state control over occupational safety and hygiene.

The Law on Social Insurance No. 58/2014/QH13 adopted by the National Assembly on November 20, 2014 (as amended from time to time) regulates mandatory social insurance benefits and policies, the rights and responsibilities of employees and employers, other institutions, organizations, and individuals involved in social insurance, representative organizations of employees, representative organizations of employers, social insurance authorities, social insurance funds, social insurance implementation procedures, and state administration of social insurance. We will comply with the new Law on Social Insurance No. 41/2024/QH15, which will take effect from July 1, 2025.

The Law on Health Insurance No. 25/2008/QH12 adopted by the National Assembly on November 14, 2008 (as amended from time to time) regulates mandatory health insurance system and policies regarding health insurance, health insurance funds, and the rights and responsibilities of parties involved in health insurance, including enrollees, premium rates, health insurance premium sharing and payment methods, health insurance cards, health insurance beneficiaries, medical care for insured persons, and the payment of medical expenses. We will also comply with the Law on Amendment to the Law on Health Insurance No. 51/2024/QH15, which will take effect from July 1, 2025.

Regulations regarding Business Activities

We are required to comply with several regulations regarding investments and company-related activities such as (a) the Investment Law No. 61/2020/QH14 adopted by the National Assembly on June 17, 2020 (as amended from time to time) providing regulations on business investment activities in Vietnam and business investment activities from Vietnam to foreign countries and (b) the Law on Enterprises No. 59/2020/QH14 adopted by the National Assembly on June 17, 2020 (as amended from time to time) regulating the formation, management, reorganization, dissolution and related activities of companies consisting of limited liability companies, joint stock companies, partnership companies and private companies, and groups of companies.

Since our beauty clinic service is considered as a commercial activity in general, we are also required to comply with the Commercial Law No. 36/2005/QH11 adopted by the National Assembly on June 14, 2005 (as amended from time to time). This law applies to commercial activities (including the sale and purchase of goods, provision of services, investment, commercial promotion and other commercial activities) in the territory of Vietnam.

In Vietnam, (a) massage services (comprising of the use of physical therapies for massage or manual therapies to improve human health) and (b) plastic surgery services (comprising of using medical techniques to perform surgery for the purpose of alternation of shape or appearance of body parts) are deemed to be “sensitive” services and therefore must comply with Decree No. 96/2016/ND-CP adopted by the Government on July 1, 2016 regarding security and order conditions for a number of conditional business sectors.

Regulations regarding Medical Treatment

We are also subject to the Law on Medical Examination and Treatment No. 15/2023/QH15 adopted by the National Assembly on January 9, 2023 (as amended from time to time), which defines the rights and obligations of patients, physicians, and clinics in relation to matters such as technical expertise in health diagnosis and treatment, health diagnosis and treatment provided by traditional medicine and by a combination of traditional and modern medicine, humanitarian or non-profit health diagnosis and treatment, transfer of technical expertise, the application of new technologies and methods and clinical trials, errors of technical expertise in medicine, operating assumptions, as well as the mobilization and dispatch of resources to be used for medical examination and treatment in the event of natural disasters, catastrophes, Group A infectious diseases, and emergency situations.

Regulations regarding Liability

In principle, our relationship with customers is a civil transaction and therefore governed by the Civil Code No. 91/2015/QH13 adopted by the National Assembly on November 24, 2015 (as amended from time to time). This fundamental code specifies the legal status and legal standards for the conduct of natural and juridical persons, as well as the rights and obligations of natural and juridical persons in their civil relations.

In addition, we are subject to the Law on Product and Goods Quality No. 05/2007/QH12 adopted by the National Assembly on November 21, 2007 (as amended from time to time), which is a specialized legislation regulating the product liability of manufacturers and traders (i.e., importers, exporters, sellers, service suppliers). Under this law, enterprises engaging in manufacturing and/or trading products are required to provide customers with accurate information on products, recover and remedy defective products, and compensate for losses due to defective products.

We are also subject to the Law on Protection of Consumers’ Rights No. 19/2023/QH15 adopted by the National Assembly on June 20, 2023 (as amended from time to time), which provides for principles and policies for protecting consumers’ rights, the rights and obligations of consumers, traders’ responsibility to consumers, consumer right protection activities by agencies and organizations, settlement of disputes between consumers and traders, as well as state management of protection of consumers’ rights.

Regulations regarding Firefighting and Fire Prevention

The Law on Firefighting and Fire Prevention No. 27/2001/QH10 adopted by the National Assembly on June 29, 2001 (as amended from time to time) regulates fire prevention, firefighting, human rescue, property rescue, assurance of operating conditions, as well as the rights, obligations, and responsibilities of relevant agencies, organizations, households, and individuals in fire and rescue operations. We will comply with the new Law on Fire and Rescue No. 55/2024/QH15, which will take effect from July 1, 2025.

United States Laws and Regulations

Regulations Governing Disabilities Act

Federal and state environmental regulations have not had a material effect on our operations to date, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or even prevent construction and increase development costs for new franchisee clinics. SBC Irvine MC is required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act with respect to the CA Clinic in the United States, which generally prohibits discrimination in accommodation or employment based on disability. SBC Irvine MC may in the future have to modify clinics, for example, by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, SBC Irvine MC’s current expectation is that any such actions will not require them to expend substantial funds. A failure by SBC Irvine MC to comply with the U.S. Americans with Disabilities Act may harm our franchised brand and directly result in a reduction of the Company’s revenue, since we receive revenue from SBC Irvine MC as part of our compensation for operational services that we provide to SBC Irvine MC.

Regulations Governing Labor

Further, we are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various other federal and state laws governing similar matters including minimum wages, overtime, workplace safety and other working conditions. A portion of our personnel in the United States are paid at rates related to the applicable minimum wage, and further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing service and product prices will depend on the responses of our competitors and patients. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs of goods and services supplied to us. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters.

Regulations Governing Healthcare Providers and Information

The Company’s and SBC Irvine MC’s current and future arrangements with healthcare providers, third-party payors, customers, and others may expose the Company and SBC Irvine MC to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market and distribute any product for which we obtain marketing approval.

Health Insurance Portability and Accountability Act (“HIPAA”) also imposes, among other things, certain standards and obligations on covered entities including certain healthcare providers, health plans and healthcare clearinghouses, as well as their respective business associates and subcontractors that create, receive, maintain, or transmit individually identifiable health information for or on behalf of a covered entity relating to the privacy, security, transmission and breach reporting of individually identifiable health information. HIPAA imposes strict privacy, security, and breach notification obligations and standards on “covered entities” related to their use and disclosure of individually identifiable health information, defined by HIPAA as Protected Health Information (“PHI”). Covered entities are defined under HIPAA to include healthcare providers that undertake certain electronic transmissions of PHI, such as submitting electronic claims for reimbursement for the treatment of patients. SBC Irvine MC is considered to be a covered entity. HIPAA also applies to Business Associates. HIPAA is generally enforced by the Office for Civil Rights ( the “OCR”) that can bring enforcement actions against companies that violate HIPAA’s privacy, security or breach notification rules and levy significant civil fines and/or require changes to the manner in which PHI is used and disclosed. The U.S. Department of Justice has jurisdiction under HIPAA to bring criminal enforcement actions against covered entities, Business Associates and possibly other entities for fraudulent misuse of PHI and other criminal acts. Further, HIPAA provides state attorneys general authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. If we are in possession of PHI as a business associate or as part of our health plan covered entity and we have an unauthorized use or disclosure of the PHI, we will be required pursuant to the HIPAA breach notification rule, to notify our customer covered entity, impacted individuals, and/or OCR.

Several states, including, but not limited to, California, Colorado, Connecticut, Utah and Virginia, have adopted generally applicable and comprehensive privacy laws, although most have an exception for information regulated by HIPAA. These new and developing state laws provide a number of new privacy rights for residents of these states and impose corresponding obligations on organizations doing business in these states. For example, the California Consumer Privacy Act (the “CCPA”) imposes obligations on covered businesses to provide specific disclosures related to a business’ collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). The CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act (“CPRA”), which took substantial effect January 1, 2023 with enforcement scheduled for July 1, 2023, expanded the CCPA. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. A failure by us or SBC Irvine MC to comply with HIPAA may harm our franchised brand and directly result in a reduction of the Company’s revenue, since we receive revenue from SBC Irvine MC as part of our compensation for operational services that we provide to SBC Irvine MC.

For a discussion of the various risks we face from regulation and compliance matters, see “Part I, Item 1A. Risk Factors”.

Singapore Laws and Regulations

Licensing, Operations, and Compliance

We are subject to the Healthcare Services Act 2020 (“HCSA”) and the regulations promulgated under it, which governs the licensing, regulation, and operation of private healthcare institutions, including aesthetic clinics. We are required to obtain a license under this legislation to operate our clinics.

The Healthcare Services (General) Regulations 2021 also require licensed healthcare service providers to adhere to strict standards of patient care and service (including for the protection of patient privacy), and we must meet the necessary standards of infrastructure, medical equipment, and operational procedures, as well as the maintenance of a safe and hygienic clinical environment.

Regulation of Our Doctors

In Singapore, the Medical Registration Act 1997 regulates the registration and professional conduct of medical practitioners. This legislation mandates that only doctors who are properly registered as a medical practitioner and holding a valid practicing certificate may perform medical procedures in aesthetic clinics. Under this legislation, any person who wishes to practice medicine or perform medical procedures that involve medical risks, such as injectable treatments (e.g., botulinum toxin and dermal fillers) and laser treatments, must be performed by registered medical practitioners holding a valid practicing certificate.

Health Products and Medicines

The Health Products Act 2007 (“HPA”) governs the regulation of health products (including, inter alia, medical devices and therapeutic products) used in clinical settings, including aesthetic clinics. Under this legislation, we are prohibited from using health products that are not approved by the Health Sciences Authority of Singapore (“HSA”), and we are obligated to only use products that have passed the HSA’s evaluation and are registered for clinical use in Singapore. If a product is found to be defective or harmful, this legislation requires us to comply with any product recalls or safety notices issued by the HSA. We are also obligated to report any adverse events or complications related to the use of medical devices and health products in our clinics.

The Medicines Act 1975 (“MA”) regulates the importation, manufacture, and sale of medicinal products, including drugs, vaccines, and injectable products used in aesthetic treatments in Singapore. Under this legislation, aesthetic clinics are prohibited from using any unapproved or substandard medicines and must ensure that all prescription products are licensed and approved by the HSA. This legislation also covers the distribution of medicines and medicinal products, and aesthetic clinics must ensure that any injectable or medicinal product used in their treatments is legally sourced, licensed, and approved by the HSA for use in Singapore.

Advertisements

We are subject to strict advertising guidelines for healthcare services issued by the HSA pursuant to the HCSA. Advertising materials, including brochures, websites, and social media content, must comply with ethical advertising standards set by the HSA, and cannot be false, misleading, unsubstantiated, or contain exaggerated claims about medical treatments. We are prohibited from using testimonials or endorsements that violate patient confidentiality, and are required to provide accurate, clear, and truthful information about the services we offer, the potential risks of treatments, and the expected outcomes.

The HPA also regulates the advertising of health products, including medical devices and therapeutic products. Under this legislation, we are required to ensure that all advertisements for products such as dermal fillers, botulinum toxin, and lasers are not misleading, do not overstate the efficacy of treatments, and clearly communicate any risks associated with such procedures. The Health Products (Advertisement of Specified Health Products) Regulations 2016 also strictly prohibit the direct advertising of prescription-only medicines to the general public, to ensure that treatments are only administered following proper medical consultation.

The MA also imposes restrictions on the advertising of medicinal products, including prescription-based treatments like botulinum toxin, which are commonly used in aesthetic clinics and require oversight by licensed medical professionals. This legislation prohibits false or misleading advertisements and representations of medicinal products.

Consumer Protection

We are also required to comply with the Consumer Protection (Fair Trading) Act 2003, which regulates the trade practices of businesses, protects consumers from unfair practices which includes, inter alia: (a) misleading or deceiving a consumer, (b) falsifying claims to a consumer, and (c) taking advantage of a consumer who may not be in a position to protect their interests due to not understanding the nature of the transaction, and provide consumers with the right to seek remedies if they have been wronged. If a beauty product is found to be defective or unsafe after purchase, consumers are entitled under this legislation to request a refund, replacement, and/or repair (if applicable). This legislation prohibits practices such as false advertising, misleading statements, or failing to disclose important information about products or services.

Product Quality

In addition to the HPA and the MA, we are also subject to the Sale of Goods Act 1979, which governs the sale of goods in Singapore, including beauty products sold at aesthetic clinics. This legislation provides a framework for the contractual obligations between buyers and sellers and ensures that products are among other things, safe, of satisfactory quality, and fit for their intended purpose.

Personal Data Protection

The Personal Data Protection Act 2012 governs, among other things, the collection, use, and protection of personal data in Singapore. As a healthcare provider, we are required to comply with this legislation to safeguard the privacy and confidentiality of our patients’ personal and medical information, including obtaining consent from patients before collecting their personal information, such as contact details, medical histories, and treatment records, implementing strict measures to protect patient data from unauthorized access, loss, or misuse, and facilitating our patients’ right to access their personal data, request corrections, and withdraw consent for the use of their information. This legislation also requires healthcare providers to make reasonable efforts to ensure the accuracy of the personal data collected from the patients as the personal data will likely be used to make a decision that affects the patient. If there are reasons to believe in data breaches that affect a patient’s personal data, the healthcare provider has a duty to assess the severity of said breach. Given the confidentiality of the patients’ medical information, should a breach be severe enough to result in significant harm to the patient, or is of a significant scale, there will be a duty to notify the Personal Data Protection Commission.

Employment and Workplace Safety

We are subject to the Employment Act 1968, the key legislation governing employment practices in Singapore. This legislation outlines the minimum terms and conditions of employment, covering aspects such as wages (including when and how they should be paid), working hours and overtime, rest days, and employee benefits. It ensures the protection of employees’ rights and provides a framework for fair and lawful employment practices.

We are also subject to the Employment of Foreign Manpower Act 1990, which governs the employment of foreign workers in Singapore. This legislation regulates the employment pass system and ensures that businesses that hire foreign workers comply with specific requirements related to work passes, employment conditions, and other related responsibilities. Under this legislation, all foreign employees must hold a valid work pass to work in Singapore and the onus lies on the employer to ensure that the foreign employee is permitted to work in Singapore.

The Workplace Safety and Health Act 2006 applies to all businesses in Singapore, including aesthetic clinics. Under this legislation, we are required to adhere to stringent health and safety protocols to protect both our patients and staff, including maintaining work environments that are safe and without risks to health, ensuring proper waste disposal, implementing emergency procedures, and training all staff members in basic health and safety measures, including infection control and proper use of medical equipment.

Intellectual Property and Trademarks

As of December 31, 2024, the Company and its subsidiaries together had filed a significant number of patent and trademark applications in Japan, as well as a substantial numbers of trademark applications with the International Bureau of the World Intellectual Property Organization. The Company also holds registered patents and trademarks in Japan. Additionally, the only trademarks registered in Singapore are those registered by the Singapore subsidiary acquired in late November. The Company does not have any registered trademarks, domain names, or patents in Vietnam or the United States.

Our registered trademarks include, but are not limited to, “SBC”, “Shonan Beauty Clinic”, “SBCLABO”, “Hair Renaissance”, “SBC MEDISPA”, and “ACNEED”, and are further described in the table below.

Material Contract with Intellectual Property and Trademarks

The Company and the MCs have each entered into a contract with regard to intellectual property as set forth below. The entry dates of these agreements range from September 2017 to May 2021. The term of the agreements is for a period of 9 years. However, if neither the party makes a written request at least 3 months prior to the expiration of the term, the term of these agreements will continue for successive 2 year terms going forward unless terminated by either party.

Pursuant to these agreements, the Company grants the MCs a non-exclusive right to use Company’s trademarks, as listed in the agreements for the goods and services offered by the MCs in Japan and the U.S. (including U.S. territories) for the duration of the agreement. Pursuant to the Agreements, the MCs cannot grant a sublicense to a third party without the Company’s written consent.

Pursuant to these agreements, the MCs agreed to pay the Company royalties for the license granted, in the form of a monthly fee ranging from 14,000,000 yen (excluding tax) to 53,000,000 yen (excluding tax). However, the parties may change such monthly fee by mutual agreement through consultation.

The agreements may be terminated by the Company without notice or demand in certain circumstances as listed out in the agreement, including but not limited to, if a MC has their business license revoked or suspended by regulatory authorities, becomes insolvent or when one of the notes or checks that they have drawn or accepted is dishonored, when a petition for commencement of bankruptcy proceedings, civil rehabilitation proceedings, corporate reorganization proceedings, or special liquidation proceedings has been filed, against or when a MC itself has filed such a petition or when there has been a material breach by a MC of their agreement with the Company. Additionally, either party can terminate the agreements if the other party breaches the agreement and such breach is not corrected within 14 days after written notice. Additionally, the parties can terminate the agreement mid-term by mutual agreement through consultation. Upon termination of an agreement, regardless of the reason for such termination, or if the term of the agreement expires, a MC must immediately cease using the Company’s intellectual property and must destroy all information in its possession regarding the Company’s intellectual property.

As a result of these agreements, the Company collects the following royalty fees from each MC.

	Patent	Trademark	Total
Medical Corporation Shobikai	53,000,000 yen	14,000,000 yen	67,000,000 yen
Medical Corporation Kowakai	43,000,000 yen	57,000,000 yen	100,000,000 yen

Medical Corporation Nasukai	24,000,000 yen	60,000,000 yen	84,000,000 yen
Medical Corporation Aikeikai	13,000,000yen	4,000,000 yen	17,000,000 yen
Medical Corporation Jukeikai	700,000 yen	200,000 yen	900,000 yen
Medical Corporation Ritz Cosmetic Surgery	2,000,000 yen	3,000,000 yen	5,000,000 yen
Total	135,700,000 yen	138,200,000 yen	273,900,000 yen

List of Trademarks

Jurisdiction	Application No./ Office’s Reference No.	Registration No.	Trademark	Reference Translation: Trademark
Japan	JP2004-113837	4872872	リッツ・メディカルクリニック	Ritz Medical Clinic
Japan	JP2005-118409	4960547	湘南美容外科クリニック	Shonan Beauty Surgery Clinic
Japan	JP2007-068373	5137474	ＳＢＣ	SBC
Japan	JP2007-087297	5154425	根こそぎ脂肪吸引	Thoroughly liposuction
Japan	JP2008-006713	5188529	心のプチ整形	Petit Plastic Surgery of the Mind
Japan	JP2011-018430	5432190	うるおい女神	goddess of (lucky) directions
Japan	JP2011-027111	5446903	1ＤＡＹリフト	1DAY Lift
Japan	JP2012-004740	5504628	根こそぎベイザーシェービング法	Thoroughly Vaser Shaving Method
Japan	JP2012-035980	5532879	六本木レディースクリニック	Roppongi Ladies Clinic
Japan	JP2012-070102	5554735	マルチプラセンタ	Multi-placenta
Japan	JP2013-088725	5665240	マルチゲルＯg（オーガニック）	Multi Gel Og (Organic)
Japan	JP2015-076589	5827834	§ＳＢ∞Ｃ	§ＳＢ∞Ｃ
Japan	JP2015-123949	5862075	アクセル＋ブレーキ療法	Gas pedal + brake therapy
Japan	JP2016-065374	5922799	VARIO desigin 手術	VARIO desigin surgery
Japan	JP2016-065380	5922800	サーマアップ	Therma up
Japan	JP2016-108172	5967546	東京リッツ美容クリニック	Tokyo Ritz Cosmetic Clinic
Japan	JP2016-108174	5967547	東京リッツ美容形成外科	Tokyo Ritz Cosmetic Plastic Surgery
Japan	JP2018-005037	6135218	フォーエバー二重術	Forever Double Surgery
Japan	JP2018-109281	6246705	ＳＢＣ ＭＥＤＩＳＰＡ	SBC MEDISPA

Japan	JP2018-123585	6258359	ＳＢＣ	SBC
Japan	JP2019-006775	6219739	Ｈａｉｒ Ｒｅｎａｉｓｓａｎｃｅ	Hair Renaissance
Japan	JP2019-095442	6316271	レグノクリニック	Regno Clinic
Japan	JP2019-116526	6311044	ＳＢＣ／ＭＥＤＩＳＰＡ	SBC/MEDISPA
Japan	JP2020-007680	6440611	リバスト	Rebast
Japan	JP2020-007681	6440612	週末二重	Weekend Double Surgery
Japan	JP2020-007682	6440613	腫れずらいスクエア二重	Square bifold surgery with minimal swelling
Japan	JP2020-007686	6442941	リッチフェイス	Rich face
Japan	JP2020-007689	6440614	湘南二重	Shonan bifid surgery
Japan	JP2020-007697	6442942	プリマリフト	PrimaLift
Japan	JP2020-007698	6452042	３D注入豊胸	3D Injection Breast Augmentation
Japan	JP2020-007699	6442943	プレミアム注入豊胸	Premium Injection Breast Augmentation
Japan	JP2020-007719	6411821	湘南美容クリニック	Shonan Beauty Clinic
Japan	JP2020-087298	6489169	パシャ助	Pashazo
Japan	JP2020-106484	6427255	フィナス	Finas
Japan	JP2021-057101	6531256	メディカルサイズダウン	Medical Size Down
Japan	JP2021-057102	6531257	フィナス治療	Finas Medical Treatment
Japan	JP2021-057107	6531258	YELLクリニック	YELL Clinic
Japan	JP2021-057108	6531259	湘南美容YELLシリーズ	Shonan Beauty YELL Series
Japan	JP2021-057109	6531260	ベビースキンライト	Baby Skin Light
Japan	JP2021-057110	6571732	シミ取り10	Stain Removal 10
Japan	JP2021-057111	6531261	ワンデーリフトアップ	One Day Lift Up
Japan	JP2021-057112	6551007	ピュアグラフト1UP	Pure Graft 1UP
Japan	JP2021-104550	6554074	ミスト脱毛	Mist hair removal
Japan	JP2022-022482	6753631	湘南美容皮フ科	Shonan Beauty Dermatology
Japan	JP2022-022483	6611984	メディカルサイズダイエット	Medical-size diet
Japan	JP2022-022488	6668667	Teen二重	Teen double
Japan	JP2022-067044	6858201	SBCイテウォンビューティークリニック	SBC Itaewon Beauty Clinic
Japan	JP2022-067045	6858202	SBC梨泰院ビューティークリニック	SBC Itaewon Beauty Clinic
Japan	JP2022-076824	6673722	ミストシャワー脱毛	Mist shower hair removal
Japan	JP2022-135452	6693235	ＡＣＮＥＥＤ	ACNEED
Japan	JP2022-143150	6793985	ＳＢＣ (logo)	SBC (logo)
Japan	JP2022-143151	6735600	湘南美容外科	Shonan Beauty Surgery
Japan	JP2022-143152	6735601	湘南美容クリニック	Shonan Beauty Clinic
Japan	JP2022-143153	6772456	Ｓｈｏｎａｎ Ｂｅａｕｔｙ Ｃｌｉｎｉｃ	Shonan Beauty Clinic
Japan	JP2022-143155	6826211	ＳＢＣ Ｍｅｄｉｃａｌ Ｇｒｏｕｐ	SBC Medical Group
Japan	JP2022-143156	6735602	ＳＢＣＬＡＢＯ	SBCLABO

Japan	JP2022-143157	Application Pending	ＳＢＣ	SBC
Japan	JP2022-143158	6826212	ＳＢＣメディカルグループ	SBC Medical Group
Japan	JP2022-143161	6711813	ＳＢＣ ＭＥＤＩＳＰＡ	SBC MEDISPA
Japan	JP2022-143162	6711814	うるおい女神	goddess of (lucky) directions
Japan	JP2022-143165	6701663	HRタブレット	HR Tablet
Japan	JP2022-143166	6701664	HRアクア	HR Aqua
Japan	JP2022-143167	6701665	HRスプレー	HR Spray
Japan	JP2022-143168	6711815	ギャラ・ドクターライト	Gala Dr. Light.
Japan	JP2022-143169	6711816	スソドライ	soot-dry
Japan	JP2022-143171	6702889	うる艶美髪カクテル	Lush and beautiful hair cocktail
Japan	JP2022-143173	6711817	ジュリエット	Juliet
Japan	JP2022-143179	6711818	スマートシェイプリフト	Smart Shape Lift
Japan	JP2022-143181	6708518	アクネソニック	acnesonic
Japan	JP2022-143184	6708519	脂肪溶解リニア	Lipolysis Linear
Japan	JP2022-143187	6708520	輪郭スッキリQ＋	Contouring Q+
Japan	JP2022-143189	6708521	ボディスッキリQ＋	Body Refresh Q+
Japan	JP2022-143190	6708522	フォトダブル	photo double
Japan	JP2022-143191	6702890	プラチナカクテル	Platinum Cocktail
Japan	JP2022-143194	6708523	スマートメソセラピー	smart mesotherapy
Japan	JP2022-143196	6708524	リポフラット	Lipo flat
Japan	JP2022-143197	6708525	ジェットメソセラピー	Jet Mesotherapy
Japan	JP2022-143199	6722690	ＳＢＣメディカルグループホールディングス	SBC Medical Group Holdings, Inc.
Japan	JP2022-143200	6722691	ＳＢＣ Ｍｅｄｉｃａｌ Ｇｒｏｕｐ Ｈｏｌｄｉｎｇｓ	SBC Medical Group Holdings
Japan	JP2022-143201	6793624	ＳＢＣ ＡＲＴＭＡＫＥ ＳＣＨＯＯＬ	SBC ARTMAKE SCHOOL
Japan	JP2022-147132	6861583	ノンシェーブン	non-shaven
Japan	JP2022-147133	6861584	スマートFUE	Smart FUE
Japan	JP2022-147134	6861585	シークレットシェイブン	secret shaven
Japan	JP2022-147135	6861586	ダブルマトリックス	double matrix
Japan	JP2022-147136	6861587	スマートメソ	smart method
Japan	JP2022-147137	6861588	クイックメソ	Quick Meso
Japan	JP2022-147138	6861589	ジェットメソ	jet meso
Japan	JP2022-147139	6757836	女優注射	Actress Injection
Japan	JP2022-147140	6829876	クイックコスメティーク	Quick Cosmetics
Japan	JP2022-147141	6702893	ナノメソッドHQ	Nano Method HQ
Japan	JP2022-147142	6711819	SBC MEDISPA ホワイトサプリメント	SBC MEDISPA White Supplement
Japan	JP2022-147143	6702894	ACNEED	ACNEED
Japan	JP2022-147144	6829877	SBC Ｔｅｅｎ二重	SBC Teen Double
Japan	JP2022-147145	6829878	SBC Ｔｅｅｎ脱毛	SBC Teen Hair Removal
Japan	JP2022-147146	6711820	SBCハイブリッドセラミック	SBC Hybrid Ceramic
Japan	JP2022-147147	6711821	SBCマウスピース	SBC Mouthpiece
Japan	JP2022-150047	6751859	リバース小顔	Reverse face

Japan	JP2022-150048	6751860	リバース二重	Reverse double
Japan	JP2022-150052	6751861	1DAYモデル小顔	1DAY Model Small Face
Japan	JP2022-150053	6751862	1DAYフル梨泰院	1DAY Full Itaewon
Japan	JP2022-150054	6751863	1DAYモデル体型	1DAY Model Body Shape
Japan	JP2022-150056	6751864	1DAYリッチフェイス	1DAY Rich Face
Japan	JP2022-150060	6774385	Fat Padリフト	Fat Pad Lift
Japan	JP2022-150061	6774386	週末リフト	Weekend Lift
Japan	JP2022-150062	Application Pending	週末2daysスリム	Weekend 2days Slim
Japan	JP2022-150063	Application Pending	バービーボディ	Barbie Body
Japan	JP2022-150064	Application Pending	1DAYクマ取り	1DAY dark circles removal
Japan	JP2022-150065	6774387	エイジングリフト	Aging Lift
Japan	JP2023-038087	6744631	SBC AI	SBC AI
Japan	JP2023-038088	6782966	目袋3脂肪	Eye bag 3 fat
Japan	JP2023-038089	6782967	ぽろぽろ脱毛	Poroporo Hair Removal
Japan	JP2023-038090	6782968	リバスト注射	Livestock Injection
Japan	JP2023-038091	Application Pending	増活	hair growth
Japan	JP2023-038092	6782969	余髪	extra hair
Japan	JP2023-038093	Application Pending	玉の肌ダーマペン	Jade Skin Dermapen
Japan	JP2023-038094	Application Pending	ワンコイン脱毛	One Coin Hair Removal
Japan	JP2023-040937	6737348	ＨＡＩＲＳＰＡ	HAIRSPA
Japan	JP2023-073150	6777865	SBC DreamMeeting	SBC DreamMeeting
Japan	JP2023-073151	6777866	DreamMeeting	DreamMeeting
Japan	JP2023-076804	6826221	ＳＢＣ４方向リフト	SBC 4-way lift
Japan	JP2023-080584	6826223	湘南美容	Shonan Aesthetic
Japan	JP2023-080585	6826224	ＳＢＣ Ｍｅｄｉｃａｌ Ｇｒｏｕｐ Ｈｏｌｄｉｎｇｓ	SBC Medical Group Holdings
Japan	JP2023-080586	Application Pending	湘南美容外科クリニック	Shonan Beauty Surgery Clinic
Japan	JP2023-080587	6826225	ＳＢＣ	SBC
Japan	JP2023-080588	Application Pending	湘南美容外科	Shonan Beauty Surgery
Japan	JP2023-080589	6826226	ＳＢＣＬＡＢＯ	SBCLABO
Japan	JP2023-080590	6826227	ＳＢＣ ＭＥＤＩＳＰＡ	SBC MEDISPA
Japan	JP2023-080591	Application Pending	湘南美容クリニック	Shonan Beauty Clinic
Japan	JP2023-080592	Application Pending	Ｓｈｏｎａｎ Ｂｅａｕｔｙ Ｃｌｉｎｉｃ	Shonan Beauty Clinic
Japan	JP2023-080593	6826228	ＱＣＷ	QCW
Japan	JP2023-080594	6826229	Ｑｕｉｃｋ ｃｏｓｍｅｔｉｃ ｄｏｕｂｌｅ	Quick cosmetic double
Japan	JP2023-080595	6826230	Ｓｈｏｎａｎ Ｂｅａｕｔｙ Ｃｌｕｂ	Shonan Beauty Club
Japan	JP2023-099091	Application Pending	脂肪吸引注射	Liposuction Injection
Japan	JP2023-123325	6858214	ＳＢＣ ＡＲＴ	SBC ART

Japan	JP2023-140581	Application Pending	下垂脂肪	Ptosis Fat
Japan	JP2023-140582	Application Pending	自然癒着法	Spontaneous Adhesion
Japan	JP2023-140583	Application Pending	自然癒着二重術	Natural Adhesion Bifid Surgery
Japan	JP2023-143680	6858240	ＳＢＣ ＴＩＭＥＬＥＳＳ Ｃ	SBC TIMELESS C
Japan	JP2024-010669	Application Pending	リッツ美容外科	Ritz Cosmetic Surgery
Japan	JP2024-033024	Application Pending	脂肪細胞ズ(logo)	Fat Cells(logo)
Japan	JP2024-033025	Application Pending	脂肪細胞ズ(logo)	Fat Cells (logo)
Japan	JP2024-033026	Application Pending	脂肪細胞ズ(logo)	Fat Cells(logo)
Japan	JP2024-033027	Application Pending	脂肪細胞ズ	Fat Cells
Japan	JP2024-040264	Application Pending	脂肪抽出注射	Fat Extraction Injection
Japan	JP2024-040265	Application Pending	脂肪抽出法	Fat extraction
Japan	JP2024-056347	Application Pending	毛根再生注射	Hair root regeneration injection
Japan	JP2024-057812	Application Pending	湘南美容	Shonan Aesthetic
Japan	JP2024-068007	Application Pending	週末豊胸	Weekend Breast Augmentation
Japan	JP2024-068008	Application Pending	ママ豊胸	Mom Breast Augmentation
Japan	JP2024-069739	Application Pending	カスタマイズリフト	Customized Lift
Japan	JP2024-069740	Application Pending	カスタマイズヒアル	Customized Hyal
Japan	JP2024-077906	6847737	韓流肌(logo)	Hallyu Skin(LOGO)
Japan	JP2024-077907	6847738	韓流肌	Hallyu Skin
Japan	JP2024-092611	Application Pending	悪玉M字ホルモン	Bad M Hormone
Japan	JP2024-092612	Application Pending	身長予想シミュレーション	Height Projection Simulation
Japan	JP2024-100228	Application Pending	ナチュラル脂肪注射	Natural Fat Injection
International registration	1753629	Application Pending	ＱＣＷ	QCW
International registration	1753670	Application Pending	Ｑｕｉｃｋ ｃｏｓｍｅｔｉｃ ｄｏｕｂｌｅ	Quick cosmetic double
International registration	1753673	Application Pending	ＳＢＣ	SBC
International registration	1753672	Application Pending	ＳＢＣ Ｍｅｄｉｃａｌ Ｇｒｏｕｐ Ｈｏｌｄｉｎｇｓ	SBC Medical Group Holdings
International registration	1753626	Application Pending	ＳＢＣ ＭＥＤＩＳＰＡ	SBC MEDISPA
International registration	1753625	Application Pending	ＳＢＣＬＡＢＯ	SBCLABO
International registration	1753627	Application Pending	Ｓｈｏｎａｎ Ｂｅａｕｔｙ Ｃｌｉｎｉｃ	Shonan Beauty Clinic
International registration	1753628	Application Pending	Ｓｈｏｎａｎ Ｂｅａｕｔｙ Ｃｌｕｂ	Shonan Beauty Club
International registration	1754407	Application Pending	湘南美容	Shonan Aesthetic

International registration	1754273	Application Pending	湘南美容クリニック	Shonan Beauty Clinic
International registration	1754272	Application Pending	湘南美容外科	Shonan Beauty Surgery
International registration	1754271	Application Pending	湘南美容外科クリニック	Shonan Beauty Surgery Clinic
International registration	1754406	Application Pending	ＳＢＣ (logo)	SBC (logo)
Singapore	2017/3591939103Q	40201708950W	N/A	The Chelsea Clinic
Singapore	2017/292151539X	40201618496V	N/A	Gangnam Laser Clinic
Singapore	TM/19/05/2849	40201910975V	N/A	SkinGO! (Singapore)
Singapore	TM/2021/09/036	40202123160R	N/A	Bio White

Our patent applications, as further described in the table below, include, but are not limited to, specialized technologies for procedures such as puncture devices for buried double eyelid procedures, simplified buried method surgical equipment, proprietary surgical sutures, silicone bags for breast augmentation simulations, and microscopic hair volume evaluation method for the treatment of androgenetic alopecia. Additionally, we have developed patent-pending safety management methods for procedures such as full-incision double eyelid surgery, lateral canthoplasty, brow lift procedures, cheek sagging prevention methods, and hair removal safety management methods. Furthermore, we have established unique safety management methods for tattoo removal treatments and hyperhidrosis procedures. By leveraging these patent-pending technologies, our franchisee clinics enhance the safety and efficiency of these cosmetic surgery procedures.

List of Patent Rights

Name of Patent right	Type	Jurisdiction	Date of Application	Application No.	Status	Feature and Content
Microscope-Based Hair Quantity Evaluation Method	Patent	Japan	8/25/2023	JP2023-136711	Application Pending	Invention of a medical audit system using a microscope and machine learning to observe and analyze hospital procedures
Hair Quantity Evaluation Method	Patent	Japan	8/25/2023	JP2023-136712	Application Pending	Machine learning model trained on beauty clinic procedure videos to auto-evaluate correct performance
Utilization of Pre-Consultation Educational Videos for AGA Examination	Patent	Japan	8/25/2023	JP2023-136713	Application Pending	Medical auditing system uses machine learning to evaluate procedural correctness in beauty clinics
Case Imaging System	Patent	Japan	8/25/2023	JP2023-136714	Application Pending	Medical audit system using image-based machine learning for procedural conformance
Treatment Progress History Management System	Patent	Japan	8/25/2023	JP2023-136715	Application Pending	Invention for documenting treatment procedures in beauty clinics using continuous image or video capture, supporting understanding, diagnoses, training of machine learning models, and auditing of procedure compliance.
AGA Oral Treatment Drug	Patent	Japan	8/25/2023	JP2023-136716	Application Pending	An invention harnessing machine learning for evaluating procedural accuracy based on video data
AGA Topical Treatment Drug	Patent	Japan	8/25/2023	JP2023-136717	Application Pending	Machine Learning-Based Medical Audit System for Evaluating Hospital Procedures
AGA Topical Treatment Drug	Patent	Japan	8/25/2023	JP2023-136718	Application Pending	A method that uses deep learning to verify procedural compliance in aesthetic clinics
User Burden Reduction Method in Hair Transplant Surgery	Patent	Japan	8/25/2023	JP2023-136719	Application Pending	Patented medical audit system for hair transplant surgery which includes cutting and collection of hair roots, video recording of the procedure, and use of a learning model for audit.
User Burden Reduction Method in Hair Transplant Surgery	Patent	Japan	8/25/2023	JP2023-136720	Application Pending	System that captures and analyzes videos of the donor hair shaving process at aesthetic clinics to ensure procedure compliance, and provides a wig to reduce psychological stress.

User Burden Reduction Method in Hair Transplant Surgery	Patent	Japan	8/25/2023	JP2023-136721	Application Pending	An invention involving a procedure of hair follicle collection, concealed by remaining hair, integrated with an algorithm for auditing surgical compliance
User Positioning Guide Method	Patent	Japan	8/25/2023	JP2023-136722	Application Pending	Surgical Audit System for Hair Transplantation Using Machine Learning
Treatment Efficiency and Safety Management Methods	Patent	Japan	8/25/2023	JP2023-136723	Application Pending	AI technology applied to auditing cosmetic clinic procedures for monitoring the appropriateness of specific treatments
Treatment Efficiency and Safety Management Methods	Patent	Japan	8/25/2023	JP2023-136724	Application Pending	The present invention is a medical audit system that collects image data, generates a machine learning model for correct hair loss treatment using Botox, and evaluates newly acquired treatment videos using this model to assess the correctness of the procedure.
Treatment Efficiency and Safety Management Methods	Patent	Japan	8/25/2023	JP2023-136725	Application Pending	Medical procedures are photographed, features extracted, and using machine learning, models are created to determine conformity of new procedure recordings, suggesting improvements when necessary.
Treatment Efficiency and Safety Management Methods	Patent	Japan	8/25/2023	JP2023-136726	Application Pending	Machine Learning Based Audit of Hair Growth Treatments Using DermaPen, Growth Factors and Minoxidil
Treatment Efficiency and Safety Management Methods	Patent	Japan	8/25/2023	JP2023-136727	Application Pending	Machine Learning utilization for medical procedure compliance and improvement
Management Method for Hair Transplant Cells	Patent	Japan	8/25/2023	JP2023-136728	Application Pending	Invention for assessing medical procedures through machine learning models generated from video imagery
Photo Capture Method for Hair Medical Purposes	Patent	Japan	8/25/2023	JP2023-136729	Application Pending	The invention initially involves photographing the user from various angles in a bright room, using the captured images to generate a machine learning model, which evaluates if the treatment procedure is carried out as per the procedure in new images or videos.
Hair Growth Composition	Patent	Japan	8/25/2023	JP2023-136730	Application Pending	Invention of a medical auditing system using machine learning to validate procedures from images taken during treatments at beauty clinics
Hair Growth Composition	Patent	Japan	8/25/2023	JP2023-136731	Application Pending	An invention for auditing procedural compliance in a medical system using a learning model inclusive of IV drip mixture ratios and their impacts on health
Information Processing System, Information Processing Method, and Program	Patent	Japan	2/24/2023	JP2023-027740	Application Pending	Technology capable of verifying the effects of double-eyelid surgery
Information Processing System, Information Processing Method, and Program	Patent	Japan	2/24/2023	JP2023-027741	Application Pending	Technology capable of verifying the effects of double-eyelid surgery
Safety Management Method for Hair Removal Treatment	Patent	Japan	8/25/2023	JP2023-136732	Application Pending	Invention involves creating a learning model using images of handpiece operation, incorporating relationships between energy hertz number and moving speed along with the overlapping process at the large head, auditing new treatments based on this model.
Safety Management Method for Hair Removal Treatment	Patent	Japan	8/25/2023	JP2023-136733	Application Pending	Machine learning model generated from hair removal procedure videos for auditing procedural correctness and preventing hair growth
Safety Management Method for Hair Removal Treatment	Patent	Japan	8/25/2023	JP2023-136734	Application Pending	The invention involves capturing hospital procedure activities, identifying procedural issues from the images, using these images as training data for machine learning models, and analyzing new videos with the model to ensure proper procedure adherence.

Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136735	Application Pending	A system that learns surgical procedures from images to generate a model for auditing and preventing omissions in future surgeries
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136736	Application Pending	A method involving image capturing of hospital procedures, creating a learning model from those images using machine learning algorithms, and auditing new footage based on this model, with feedback provision for quality improvement if required.
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136737	Application Pending	Invention monitoring procedural operations in hospitals via learning model from activity images, checking correct execution of operations with specific procedures.
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136738	Application Pending	Procedure for creating a learning model from surgical operation images for surgery evaluation and feedback
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136739	Application Pending	The invention is an audit system using machine learning algorithms to verify and guide surgical procedures, ensuring that newly acquired procedure videos are following defined procedures.
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136740	Application Pending	System for auditing hospital procedures through machine learning analysis of captured images
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136741	Application Pending	Machine learning model generated from recorded procedures to evaluate new treatments for pain and acne
Safety Management Method for Ion Introduction Treatment	Patent	Japan	8/25/2023	JP2023-136742	Application Pending	Invention creating machine-learning models from hospital procedure videos for treatment accuracy and quality control
Safety Management Method for Ion Introduction Treatment	Patent	Japan	8/25/2023	JP2023-136743	Application Pending	A system for managing, guiding, verifying, and automating needleless therapy procedures, using learning models from existing treatment videos
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136744	Application Pending	Invention of a medical audit system that uses machine learning to ensure adherence to correct hospital procedures
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136745	Application Pending	Machine-learning algorithms are used to create a therapeutic protocol for phototherapy procedures, auditing new videos of the procedure for correctness and safety, reducing workload and ensuring effective treatment.
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136746	Application Pending	Patent for a skin treatment method and process analysis using specific wavelength light and machine learning procedure adherence verification
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136747	Application Pending	Using Machine Learning for Auditing Beauty Treatment Procedures
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136748	Application Pending	Machine learning model for quality auditing of ThermaCool procedure
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136749	Application Pending	Invention of process using machine learning model to analyze hospital procedure images for automatic procedural audit.
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136750	Application Pending	Invention on creating a learning model using machine learning methods for auditing procedures in beauty clinics, particularly the ‘Thermacool Eye’ procedure, based on sequential image data.

Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136751	Application Pending	A medical audit system for beauty clinics utilizing machine learning for procedure adherence and quality improvement
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136752	Application Pending	Machine learning based auditing and feedback on beauty clinic procedures by using treatment images and analysis
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136753	Application Pending	Enlighton’s laser treatment procedure learning model based on hospital images and machine learning for auditing treatment alignment
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136754	Application Pending	System using machine learning to recognise and audit treatment procedures in clinics
Safety Management Method for Tattoo Removal Treatment	Patent	Japan	8/25/2023	JP2023-136755	Application Pending	The invention is a medical audit system that employs machine learning to formulate a hospital action model based on videos of treatment procedures, and verifies the appropriateness of spot size selection and wavelength utilization.
Safety Management Method for Hyperhidrosis Treatment	Patent	Japan	8/25/2023	JP2023-136756	Application Pending	A medical audit system using machine learning to analyze MiraDry beauty treatments, alerting deviations from normal procedures and improving from irregularities.
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136757	Application Pending	An invention of an automated auditing procedure using a machine learning model created from filmed medical procedures, specifically for snoring treatments using a YAG laser
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136758	Application Pending	Documentation of Device Power Setup, Filming and Light Exposure Procedure with Sterispot Handpiece for Training Model Creation
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136759	Application Pending	System Produces Learning Model for Medical Procedures from Hospital Images and Audits New Videos for Protocol Adherence
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136760	Application Pending	Medical Audit System Utilizing Machine Learning for Procedure Adherence Analysis
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136761	Application Pending	Invention embodying a machine learning model analyzing hospital surgery procedures from video data for adherence verification and progress monitoring
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136762	Application Pending	Invention records and analyses videos of HIFU shower treatment procedures in hospitals using a deep learning model.
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136763	Application Pending	Invention proposes the use of machine learning to monitor medical procedures via camera recordings, generating a model from recorded images for safe evaluation, and auditing new video content according to the model
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136764	Application Pending	Patent for a method in beauty clinics using machine learning to ensure correct procedure during High-Intensity Focused Ultrasound treatment
Safety Management Method for Salicylic Acid Facial Peeling Treatment	Patent	Japan	8/25/2023	JP2023-136765	Application Pending	Machine learning used to ensure accuracy and safety in chemical peeling procedures with salicylic acid macrogol
Safety Management Method for Salicylic Acid Body Peeling Treatment	Patent	Japan	8/25/2023	JP2023-136766	Application Pending	The invention is a medical audit system that uses machine learning techniques to create a model from surgery images, analyzes new surgical procedures for guideline adherence, and suggests corrective measures for inappropriate procedures, thus improving procedure quality and safety.

Safety Management Method for Skin Treatment Using Plant-Based Activated Charcoal and Lactic Acid	Patent	Japan	8/25/2023	JP2023-136767	Application Pending	Invention relating to a learning model for recognition and adherence to correct black peel application procedure
Safety Management Method for Skin Treatment Using Plant-Based Activated Charcoal and Lactic Acid	Patent	Japan	8/25/2023	JP2023-136768	Application Pending	A system that records and analyzes medical activities in a hospital using machine learning to detect specific patterns and improve accuracy.
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136769	Application Pending	Invention of a medical audit system that generates a learning model from images of specific beauty clinic procedures and evaluates new treatments
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136770	Application Pending	Automated Medical Audit System for Beauty Clinics
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136771	Application Pending	Machine Learning System Developed to Enhance Quality of Medical Procedures
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136772	Application Pending	Video analysis method for performance evaluation in beauty clinics using machine learning
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136773	Application Pending	The system generates a learning model from pre-operative images, trains it using deep learning for ProShock Shape procedures, analyzes real-time videos for correctness, reports any anomalies, and counters the long tail problem using diverse treatment image datasets.
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136774	Application Pending	Invention of a medical auditing system that uses machine learning to analyze procedural adherence in clinics
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136775	Application Pending	Procedure for auditing treatments using machine learning models derived from filmed treatment procedures
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136776	Application Pending	Machine Learning System for Safety and Quality Assurance in Beauty Clinics
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136777	Application Pending	A procedural audit system for cosmetic treatments using machine learning model based on video footage of procedures
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136778	Application Pending	System creates a learning model for medical procedures using image recognition, information extraction, and machine learning, and compares new procedures against this model for accuracy and appropriateness.
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136779	Application Pending	Patent covers a machine learning method to ensure procedural standards in beauty clinics
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136780	Application Pending	Invention uses machine learning model to analyze images or video frames from hospital actions to deduce correctness of procedures
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136781	Application Pending	An innovative surgical procedure combining cooling, disinfection, needle insertion, hemostasis, and various other techniques, with automatic auditing and learning models for improving treatment efficiency.
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136782	Application Pending	Medical auditing system using AI to verify adherence to cosmetic treatment procedures
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136783	Application Pending	Medical audit system using machine learning for validating skin treatments

Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136784	Application Pending	AI used for learning and verifying adherence to medical procedures in hospitals using collected image data.
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136785	Application Pending	A medical audit system employing image recognition and machine learning to ensure correct hospital procedures
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136786	Application Pending	Invention of a Learning Model for Treatment Procedure Recognition and Surveillance in Beauty Clinics
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136787	Application Pending	The invention documents beauty clinic procedures, especially HIFU treatments, creates a learning model using the recorded data and deep learning, using it for predictive analysis of new video data for real-time treatment auditing.
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136788	Application Pending	Patent for a machine learning model generated from a three-step procedure, used to audit the adherence of treatment videos to the established procedure
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136789	Application Pending	A processing device audits beauty clinic procedures by extracting and learning from past treatment videos, evaluating new videos, reporting inaccuracies, and continually updating its learning model for accurate future audits.
Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136790	Application Pending	Invention creates a learning model for auditing adherence to procedural steps in skin disease treatments using machine learning
Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136791	Application Pending	Beauty clinic procedure involving liver-spot treatment via pulsed needle oscillation being audited through a machine learning model.
Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136792	Application Pending	System for recording and analyzing treatment processes using machine learning
Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136793	Application Pending	Patent for a medical procedure using botulinum toxin, featuring a machine learning tool which audits the treatment process using filmed visual data
Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136794	Application Pending	Medical audit system uses deep learning to analyze and monitor cosmetic clinic procedures
Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136795	Application Pending	Invention uses machine learning to evaluate the accuracy of acne treatment procedures in a beauty clinic.
Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136796	Application Pending	Machine learning model developed for analyzing fat freezing procedure videos to detect complications
Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136797	Application Pending	A three-step procedure at a beauty clinic uses photographic evidence collected during a fat cooling treatment to create a machine learning model that assesses procedure compliance and symptom occurrence.
Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136798	Application Pending	Learning model developed from hyaluronic acid injection videos monitors for side effects and provides response instructions
Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136799	Application Pending	A medical audit system learns from images of various treatments in hospitals, and uses this learning model to evaluate and update treatment procedures for ailments such as liver spots, red face, and pores, using devices such as VISIA_Evolution.

Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136800	Application Pending	Invasive short pulse bipolar high-frequency device utilizes a single-use chip with 25 micro needle electrode pins for facial treatments, with machine learning enhancing auditing of the process.
Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136801	Application Pending	Application of Machine Learning in Auditing and Improving RF Microneedling Therapeutic Procedures
Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136802	Application Pending	An invention that incorporates a machine learning model for assessing adherence to body contouring procedures in Asian patients using RF and BioEMS devices, coupled with image capture methods such as CT scan or ultrasound, through videos from beauty clinic treatments.
Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136803	Application Pending	This invention is a method for deploying a medical audit system using a Radio Frequency (RF) micro needling device to monitor and review treatment procedures.
Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136804	Application Pending	Invention for auditing medical procedures using a learning model generated from collected images
Evaluation and Effect Measurement Method for Aesthetic Medicine	Patent	Japan	8/25/2023	JP2023-136805	Application Pending	Invention utilizes machine learning to analyze and validate procedure of age spot treatments in beauty clinics
Method for Accelerating Recovery of Motor Ability After Anesthesia	Patent	Japan	8/25/2023	JP2023-136806	Application Pending	A staged auditing system utilizing machine learning from past surgical videos to provide guidelines on procedural technique, anesthetic dosage, and post-procedure recovery measures
Estimation Method for Recovery Time of Motor Ability	Patent	Japan	8/25/2023	JP2023-136807	Application Pending	Machine learning model using in-hospital images and parameters to estimate anesthetic duration and ensure procedural adherence
Estimation Method for Anesthesia Effect	Patent	Japan	8/25/2023	JP2023-136808	Application Pending	Patent for a system capturing and analyzing video footage of treatments in beauty clinics for machine-learning-based auditing of anesthesia administration.
Device for Puncturing Buried Double Eyelids	Patent	Japan	8/25/2023	JP2023-136809	Application Pending	Deep learning model for evaluating surgical procedures at beauty clinics
Simplified Buried Suture Surgery Apparatus	Patent	Japan	8/25/2023	JP2023-136810	Application Pending	Method and System for Auditing Surgical Procedures through Machine Learning
Surgical Thread	Patent	Japan	8/25/2023	JP2023-136811	Application Pending	Medical audit system using machine learning to assess the appropriateness of medical procedures in cosmetic clinics from images
Silicone Bag for Breast Augmentation Simulation	Patent	Japan	8/25/2023	JP2023-136812	Application Pending	Invention of a silicone bag for simulating breast augmentation surgery that assists in visualizing post-surgery appearance and monitoring surgical progress using a learning model.
Clinic Reservation Reception System	Patent	Japan	8/25/2023	JP2023-136813	Application Pending	Invention for optimizing medical services by matching users with suited physicians using a personalized database
Surgery Applicability Determination System	Patent	Japan	8/25/2023	JP2023-136814	Application Pending	A system utilizing a database of medical histories and a machine learning model based on hospital video data to ascertain surgical feasibility and process understanding
Surgery Applicability Determination System	Patent	Japan	8/25/2023	JP2023-136815	Application Pending	Automated System for Managing Treatment Intervals Using a Learning Model
Information Sharing Fixed System	Patent	Japan	8/25/2023	JP2023-136816	Application Pending	Machine learning method to monitor and analyze hospital procedures through images and video data

Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136817	Application Pending	Invention that tracks and verifies the number of cotton balls used in surgery via image analysis and deep learning algorithms
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136818	Application Pending	Invention of a Medical Audit System Using Machine Learning for Procedure Verification and Reoperation Decision-Making
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136819	Application Pending	Method for auditing medical procedures through machine learning from hospital images
Safety Management Method for Full Incision Method Double Eyelid Surgery	Patent	Japan	8/25/2023	JP2023-136820	Application Pending	An invention of an auditing system that uses a machine learning model to analyze medical procedures through images, ensuring procedures are carried out correctly without human visual inspection.
Safety Management Method for Outer Corner Cutting Surgery	Patent	Japan	8/25/2023	JP2023-136821	Application Pending	Machine learning model generated from past surgical images to automatically audit new surgical videos for correct procedure
Safety Management Method for Brow Lift Surgery	Patent	Japan	8/25/2023	JP2023-136822	Application Pending	Invention for a Learning Model to Monitor and Assess Correctness of Beauty Clinic Procedures Using Filmed Footage and Machine Learning
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136823	Application Pending	Invention uses Machine Learning to Evaluate the Compliance of Procedure Performance
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136824	Application Pending	A machine learning model based on medical procedure steps for analyzing and verifying procedural adherence in new videos
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136825	Application Pending	A medical audit system using machine learning to map surgical images to pre-surgical procedures, identify procedures in new surgical images, and verify their sequence against therapeutic procedures
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136826	Application Pending	Innovation in a Surgical Procedure: Monitoring Compliance through Machine Learning
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136827	Application Pending	Invention of a learning model using recorded actions from blepharoptosis surgery to analyze new surgical videos
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136828	Application Pending	Machine Learning Model for Quality Analysis of Epicanthoplasty Procedures
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136829	Application Pending	A medical audit system for ophthalmological procedures that uses a machine learning model to analyze surgical videos for procedural adherence.
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136830	Application Pending	System that creates learning model based on surgical images to audit newly recorded surgical procedures and provide detailed surgical records for future medical care
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136831	Application Pending	Technology that uses surgical videos for machine learning to standardize medical procedures.
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136832	Application Pending	Machine learning model using Convolutional Neural Network identifies actions in beauty clinic treatment videos to ensure predetermined procedures are being followed.
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136833	Application Pending	A medical audit system that uses machine learning to analyze image data and ensure procedural compliance in surgical operations

Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136834	Application Pending	A system that uses machine learning to audit and improve surgical procedures in a beauty clinic
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136835	Application Pending	The medical audit system employs two methods; the first one uses a micropore and a Denver splint, while the second method uses an Orfit and hot water combined with a series of taping procedures
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136836	Application Pending	Invention of an audit system for capturing and analyzing physician’s procedural steps during nose tip surgery
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136837	Application Pending	Invention involves a surgical procedure with application of machine learning model trained by deep learning to verify newly acquired images against procedure steps
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136838	Application Pending	The process involves designing thread placement in surgery, creating a learning model using images, utilizing image recognition technology for feature extraction, and employing the model to analyze the adherence to proper procedures.
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136839	Application Pending	A method for monitoring medical procedures using machine learning analysis of image data
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136840	Application Pending	A method of using a machine learning model to monitor the removal and suturing of nasal wing skin in a cosmetic procedure, notifying stakeholders if the process is being improperly performed.
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136841	Application Pending	Machine learning method for error detection and quality improvement in alar reduction surgeries
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136842	Application Pending	Invention involves a procedure including creating a design, administering anesthesia, inserting a thread into the puncture site, carrying out hemostasis, auditing number of needles used, erasing the design and protecting the puncture site, all informing the creation of a learning model from hospital images for procedural compliance audit.
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136843	Application Pending	Invention for a machine-learning algorithm to record, analyze and provide feedback on the correctness of nasal septum extension procedures
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136844	Application Pending	Invention involves creating learning model from hospital procedure images for auditing accuracy of procedures using machine learning
Safety Management Method for Equipment	Patent	Japan	8/25/2023	JP2023-136845	Application Pending	Method for Efficient Management and Utilization of PDS Sheets in Medical Procedures
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136846	Application Pending	Development of a learning model from image analysis of cosmetic surgery procedure for chin repositioning using prosthetic cartilage
Cheek Sag Prevention Method	Patent	Japan	8/25/2023	JP2023-136847	Application Pending	Medical audit system uses machine learning to record procedures, generate learning models, and evaluate new procedures’ appropriateness.
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136848	Application Pending	Invention of a Monitoring System utilizing Machine Learning to Audit Procedures based on Captured Images

Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136849	Application Pending	Invention related to an auditing system for ensuring adherence to prescribed steps in liposuction surgery to improve healthcare quality
Safety Management Method for Procedures	Patent	Japan	8/25/2023	JP2023-136850	Application Pending	This patent describes a minimally invasive surgery procedure for obesity and body contouring, using an 18G perforator and fat suction injections, with the operation filmed and continuously improved through the advancement of machine learning models.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for the white face bandage (balance cargo) method.	Patent	Japan	8/25/2023	JP2023-136851	Application Pending	A patent system involving White Faceband (Balance Cargo) method with manual compliance monitoring and recording systems, display guide system, and a robotics application system.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for the chin-neck bandage (Lumbic) method.	Patent	Japan	8/25/2023	JP2023-136852	Application Pending	A system for monitoring, guiding, recording compliance, and utilizing robotics for the Ranbick method for Chin Neck Bandages.
Manual compliance monitoring system, manual display guide system, manual compliance recording system, and robotics application system for the upper arm S compression method.	Patent	Japan	8/25/2023	JP2023-136853	Application Pending	This is regarding various systems for implementing upper arm S compression, such as manual compliance monitoring, display guidance, recording systems, and robotic application.
Abdomen, waist, and hip S Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for compression methods.	Patent	Japan	8/25/2023	JP2023-136854	Application Pending	System for manual monitoring, guidance, and recording of abdomen, waist, and lower back compression with robotics application
Waist and waist S Compression method of liposuction — Amulet — Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system related to the method.	Patent	Japan	8/25/2023	JP2023-136855	Application Pending	A system for waist and abdominal fat liposuction using the ‘Amulet’ compression method with compliance monitoring, guidance display, record keeping, and robotic applications.
Waist and waist liposuction compression method — abdominal band — manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system related to the method.	Patent	Japan	8/25/2023	JP2023-136856	Application Pending	A system for monitoring compliance with manual guidelines in the compression method for waist fat suction using an abdominal band, including a guide display, record system, and application of robotics.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for the gluteal knee S compression method.	Patent	Japan	8/25/2023	JP2023-136857	Application Pending	Patent regarding systems for applying major gluteal knee S compression methods including monitoring, guiding, recording compliance, and robotic application.
Manual compliance monitoring system, manual display guide system, manual compliance recording system, and robotics application system for the lower leg S compression method.	Patent	Japan	8/25/2023	JP2023-136858	Application Pending	Systems for monitoring and recording compliance with a manual for lower leg S compression method, manual guidance display, and application system for robotics

Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for the lower body S compression method.	Patent	Japan	8/25/2023	JP2023-136859	Application Pending	Systems related to lower body comfort involving pressure techniques, including systems for manual adherence, guidance, recording compliance, and robotics applications.
Manual compliance monitoring systems, manual display guide systems, manual compliance recording systems, and robotics application systems for thigh fixation methods.	Patent	Japan	8/25/2023	JP2023-136860	Application Pending	A femur fixation method with manual adherence monitoring, guidance display, compliance recording, and robotic application system.
Manual compliance monitoring systems, manual display guide systems, manual compliance recording systems, and robotics application systems related to the two arm fixation method.	Patent	Japan	8/25/2023	JP2023-136861	Application Pending	System for Monitoring and Recording Compliance with Upper Arm Securing Manual using a Guide Display and Robotics
Induction Method for Hair Removal Device	Patent	Japan	7/25/2023	JP2023-120738	Application Pending	Patent for Surgery Audit System Using Machine Learning for Quality and Safety Assessment
Induction Method for Hair Removal Device	Patent	Japan	7/25/2023	JP2023-120739	Application Pending	Using a machine learning model to evaluate the accuracy of laser hair removal treatment based on observed laser movements
Safety Management Method for Hair Removal Treatment	Patent	Japan	7/25/2023	JP2023-120740	Application Pending	Invention uses machine learning to audit hospital procedures and compliance, checking actions against generated models and ensuring record keeping.
Safety Management Method for Hair Removal Treatment	Patent	Japan	7/25/2023	JP2023-120741	Application Pending	Use of Multiscale Health Assessment Procedure with Machine Learning for Risk Evaluation and Compliance Check in Treatment Procedures
Safety Management Method for Hair Removal Treatment	Patent	Japan	7/25/2023	JP2023-120742	Application Pending	Invention involves utilizing captured images of hospital procedures to develop a learning model for operations, specifically for evaluating correct use of a spacer and guide light in irradiation range.
Safety Management Method for Hair Removal Treatment	Patent	Japan	7/25/2023	JP2023-120743	Application Pending	Improve Laser Surgery Techniques and Cleanliness in Beauty Clinics using Machine Learning
Safety Management Method for Hair Removal Treatment	Patent	Japan	7/25/2023	JP2023-120744	Application Pending	Invention embodies a process of evaluating and reducing levels of pain, redness, swelling and hypersensitivity post exposure, and generates a learning model using machine learning algorithms to monitor new operations.
Safety Management Method for Hair Removal Treatment	Patent	Japan	7/25/2023	JP2023-120745	Application Pending	Invention for auditing medical procedures using a learning model generated from filmed actions, focusing on irradiation speed and overlap degree.
Safety Management Method for Hair Removal Treatment	Patent	Japan	7/25/2023	JP2023-120746	Application Pending	Invention for auditing health procedures using a learning model generated from recorded data
Safety Management Method for Hair Removal Treatment	Patent	Japan	7/25/2023	JP2023-120747	Application Pending	A patent detailing a machine learning model that generates and uses a database of images captured within a hospital to analyze and determine proper actions
Safety Management Method for Hair Removal Treatment	Patent	Japan	7/25/2023	JP2023-120748	Application Pending	An auditing system for procedures in aesthetic clinics utilizing hair removal lasers, providing monitoring, learning models, analysis and feedback on procedure accuracy.

Checklist Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for implantation double prosthesis method.	Patent	Japan	7/25/2023	JP2023-120749	Application Pending	System for monitoring, guiding, recording checklist compliance and applying robotics for buried double-treatment methods
Checklist Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for the chin prosthesis method.	Patent	Japan	7/25/2023	JP2023-120750	Application Pending	The document discusses systems related to the Agoprosthesis method, including monitoring, guiding, record tracking, and robotics application.
Checklist Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system related to the bacar fat and molluscum contagiosum method.	Patent	Japan	7/25/2023	JP2023-120751	Application Pending	Invention related to a system for monitoring adherence to the Checklist Buckelfat-Meelerfat method, displaying guidelines, logging compliance, and application in robotics.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system related to the fat injection breast augmentation method.	Patent	Japan	7/25/2023	JP2023-120752	Application Pending	Manual and robotics systems for compliance monitoring, display guide, recording, related to fat injection for breast augmentation.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system related to the pure graft 1UP method.	Patent	Japan	7/25/2023	JP2023-120753	Application Pending	The patent pertains to the PureGraft 1UP method incorporating a manual compliance monitoring system, display guide system, recording system, and a robotics application system.
A manual compliance monitoring system, a manual display guide system, a manual compliance record system, and a robotics application system related to the condensed rich liposuction method.	Patent	Japan	7/25/2023	JP2023-120754	Application Pending	A system pertaining to condensed rich fat injection featuring a monitoring system for manual compliance, a descriptive manual guide system, a record system, and a robotics application system.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system related to the serration method.	Patent	Japan	7/25/2023	JP2023-120755	Application Pending	Invention about cell fusion techniques systems including supervision, display and recording of manual guidelines, and a robotics application system.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system related to the method of fat augmentation injection (petit breast augmentation) with anesthesia for peace of mind.	Patent	Japan	7/25/2023	JP2023-120756	Application Pending	System for Monitoring and Automating Fat Grafting Breast Enhancement Injection Procedures
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system related to the submammary method of breast augmentation by inserting artificial breast implants.	Patent	Japan	7/25/2023	JP2023-120757	Application Pending	System for monitoring and recording the compliance of implantation procedures for artificial breast augmentation with sub-mammary techniques

Breast augmentation by insertion of artificial breast implants: Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for the submammary method.	Patent	Japan	7/25/2023	JP2023-120758	Application Pending	A system for breast augmentation with artificial implants using subpectoral method featuring manual adherence monitoring, display guide, recording compliance, and application of robotics.
Breast augmentation with artificial breast implants: Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system related to the subpectoral fascia method.	Patent	Japan	7/25/2023	JP2023-120759	Application Pending	A system related to breast augmentation surgery using the Subpectoral method, comprising a manual adherence monitoring system, display guide system, compliance record system, and robotics application.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for the ENT method.	Patent	Japan	7/25/2023	JP2023-120760	Application Pending	The manual paper discusses the ENT method including systems for manual compliance monitoring, display guides, recording adherence and the use of robotics.
Manual compliance monitoring systems, manual display guide systems, manual compliance recording systems, and robotics application systems related to MMBAG compression methods.	Patent	Japan	7/25/2023	JP2023-120761	Application Pending	Document on MMBAG compression method featuring monitoring, display guide, compliance recording, and robotics application systems
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for MMBAG breath band fixation method.	Patent	Japan	7/25/2023	JP2023-120762	Application Pending	Patent on MMBAG wristband fixation method in compliance monitoring, manual display guide, compliance recording and robotics application systems
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for SNP breast duct preservation method.	Patent	Japan	7/25/2023	JP2023-120763	Application Pending	System related to SNP ductal preservation method including manual adherence monitoring, display guide, record system and robotics application
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for SNP conventional method.	Patent	Japan	7/25/2023	JP2023-120764	Application Pending	SNP method involves systems for monitoring, displaying, recording manual adherence, and applying robotics.
LA Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for the nipple base excision method.	Patent	Japan	7/25/2023	JP2023-120765	Application Pending	Document on LA mammary papillary base resection method, discussing compliance monitoring, guide and recording systems, and robotic application

Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for LA nipple circumference excision method.	Patent	Japan	7/25/2023	JP2023-120766	Application Pending	A system related to the LA nipple periphery excision method, featuring a manual compliance monitoring, display guide, recording system, and applications in robotics.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for the method of sunken nipple removal.	Patent	Japan	7/25/2023	JP2023-120767	Application Pending	A system related to the innie nipple method, including monitoring, display guide, compliance recording, and robotics application systems.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for Montgomery gland removal method.	Patent	Japan	7/25/2023	JP2023-120768	Application Pending	A method for removing Montgomery glands using a manual adherence monitoring, display guide, recording system, and robotics application system.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for breast reduction round method.	Patent	Japan	7/25/2023	JP2023-120769	Application Pending	Patent for a manual and robotic system for monitoring, guiding and recording compliance in breast reduction surgeries using the ‘Round method’
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for the inverted T-shape breast reduction method.	Patent	Japan	7/25/2023	JP2023-120770	Application Pending	An oversight and guidance system for ‘Reverse T’ breast reduction surgery ensuring procedural adherence and record compliance
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for rich face, CRF, and nano rich methods.	Patent	Japan	7/25/2023	JP2023-120771	Application Pending	A system involving RichFace, CRF, and NanoRich methods with manual compliance monitoring, display guide, recording systems and a robotics application.
Manual compliance monitoring systems, manual display guide systems, manual compliance record systems, and robotics application systems related to filagelar methods.	Patent	Japan	7/25/2023	JP2023-120772	Application Pending	The excerpt discusses a system connected to the Filagera method that incorporates manual compliance monitoring, display guide systems, compliance recording, and robotics application.
Manual compliance monitoring systems, manual display guide systems, manual compliance record systems, and robotics application systems related to balancer handling methods.	Patent	Japan	7/25/2023	JP2023-120773	Application Pending	Systems pertaining to balancer handling including monitoring adherence to manual, manual display guidance, compliance recording, and robotics applications.
Manual compliance monitoring systems, manual display guide systems, manual compliance recording systems, and robotics application systems for muftogun methods.	Patent	Japan	7/25/2023	JP2023-120774	Application Pending	The Maftogan method encompasses systems for manual compliance monitoring, display guide, compliance recording, and robotics application, providing an efficient framework for procedural tasks execution and oversight.

Manual compliance monitoring systems, manual display guide systems, manual compliance recording systems, and robotics application systems for the thread lift floating method in which the piercing part is not a hairy part.	Patent	Japan	7/25/2023	JP2023-120775	Application Pending	A system including a thread lift floating method, a compliance monitoring system, a display guide system, a compliance recording system, and a robotics application system without hairy area insertion.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for methods in which the thread lift floating insertion site is a hairy part.	Patent	Japan	7/25/2023	JP2023-120776	Application Pending	A method involving thread lift floating with hair insertion, alongside monitoring, display, recording systems for manual compliance, and an application for robotics.
(Limited) A manual compliance monitoring system, a manual display guide system, a manual compliance recording system, and a robotics application system relating to a small face rejuvenation lift method.	Patent	Japan	7/25/2023	JP2023-120777	Application Pending	A facial rejuvenation lift system featuring compliance monitoring, display guide, compliance recording and a robotic application to ensure correct and efficient procedures.
A manual compliance monitoring system, a manual display guide system, a manual compliance recording system, and a robotics application system relating to an incisional forehead lift method.	Patent	Japan	7/25/2023	JP2023-120778	Application Pending	A system related to the Incision Forehead Lift method including a manual compliance monitoring system, display guide, recording system, and a robotics application.
A manual compliance monitoring system, a manual display guide system, a manual compliance record system, and a robotics application system related to the submental muscle binding method.	Patent	Japan	7/25/2023	JP2023-120779	Application Pending	Patent about systems related to restraining submandibular muscles, including adherence monitoring, manual guide display, compliance record keeping, and robotics application.
A manual compliance monitoring system, a manual display guide system, a manual compliance record system, and a robotics application system related to a baser shaving method.	Patent	Japan	7/25/2023	JP2023-120780	Application Pending	Patent for systems that supervise, guide, and record manual compliance with ‘Beyzer Shaving Methods’ and apply robotics.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for shaving method.	Patent	Japan	7/25/2023	JP2023-120781	Application Pending	System for monitoring adherence to a shaving manual, providing display guides, recording compliance, and applying robotics.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system related to the complete extraction method.	Patent	Japan	7/25/2023	JP2023-120782	Application Pending	Detailed extraction method system featuring manual compliance monitoring, display guide, record system, and robotics application.
Manual compliance monitoring systems, manual display guide systems, manual compliance recording systems, and robotics application systems related to the Sooso OS method.	Patent	Japan	7/25/2023	JP2023-120783	Application Pending	SksoOS method concerning a monitoring system for manual compliance, a display guide system, documentation system for manual compliance and an application system for robotics

Manual Compliance Monitoring System, Manual Display Guide System, Manual Compliance Recording System, and Robotics Application System for Tattoo Removal Method by Excision.	Patent	Japan	7/25/2023	JP2023-120784	Application Pending	The system for tattoo removal by ablation includes compliance monitoring, instruction guide display, manual compliance record, and robotics application.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for tattoo removal by skin grafting.	Patent	Japan	7/25/2023	JP2023-120785	Application Pending	A patent about a tattoo removal system utilizing skin grafts, which includes features for operation manual compliance monitoring, display guidance, record keeping, and robotics application.
Tattoo removal by skin grafting Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for skin grafting method.	Patent	Japan	7/25/2023	JP2023-120786	Application Pending	A tattoo removal method using skin grafting with system to track and ensure adherence to the manual procedures, including a guide display and robotics application.
Tattoo removal by skin grafting Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for full-layer skin grafting methods.	Patent	Japan	7/25/2023	JP2023-120787	Application Pending	System for tattoo removal via skin transplantation with compliance monitoring, display guide, recording system, and robotics application
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system related to the “Cachi” and “Folded ear” methods.	Patent	Japan	7/25/2023	JP2023-120788	Application Pending	System incorporating manual compliance monitoring, display guide, recording systems, and applied robotics for manipulating ears
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for the split-ear straight line method.	Patent	Japan	7/25/2023	JP2023-120789	Application Pending	A system for monitoring, displaying, recording adherence to manuals, and a robotics implementation using the straight-line method of split ear.
The manual compliance monitoring system, the manual display guide system, the manual compliance record system, and the robotics application system related to the cleft ear W-type method.	Patent	Japan	7/25/2023	JP2023-120790	Application Pending	A system related to the ‘W-type’ method for monitoring manual compliance, display guidance, record adherence, and robotics application.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system related to the split-ear Z-type method.	Patent	Japan	7/25/2023	JP2023-120791	Application Pending	Systems for the ‘Split-ear Z-type’ method involving manual compliance monitoring, display guide, compliance recording, and robotics application
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for NVL method.	Patent	Japan	7/25/2023	JP2023-120792	Application Pending	The text discusses NVL method-based systems for monitoring, displaying, recording compliance with manuals and applications for robotics

Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for lip enlargement method.	Patent	Japan	7/25/2023	JP2023-120793	Application Pending	Lip enlargement method incorporating systems of compliance monitoring, guide display, adherence recording, and robotics utilization
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for lip reduction method.	Patent	Japan	7/25/2023	JP2023-120794	Application Pending	A system for monitoring, guiding, recording compliance, and applying robotics to a lip reduction method
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for gummiesmile and mucous membrane resection methods.	Patent	Japan	7/25/2023	JP2023-120795	Application Pending	A system for monitoring and recording adherence to a manual, guidance display, and application of robotics in the method of mucosal excision for gummy smile treatment
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for gum resection method.	Patent	Japan	7/25/2023	JP2023-120796	Application Pending	A system for gummy smile gingival resection including manual compliance monitoring, display guide, recording, and robotics application.
Manual compliance monitoring system, manual display guide system, manual compliance recording system, and robotics application system for the gummintomy method.	Patent	Japan	7/25/2023	JP2023-120797	Application Pending	A system for monitoring compliance, displaying manual guides, recording compliance, and applying robotics in muscle resection for gummy smile correction.
Manual compliance monitoring systems, manual display guide systems, manual compliance recording systems, and robotics application systems related to lip lift methods.	Patent	Japan	7/25/2023	JP2023-120798	Application Pending	A lip lift procedure that employs a system for monitoring, guiding, documenting compliance with manual, and robot application.
Manual compliance monitoring systems, manual display guide systems, manual compliance recording systems, and robotics application systems for osteotomy and mandibular angioplasty (gill osteotomy and osteotomy) methods.	Patent	Japan	7/25/2023	JP2023-120799	Application Pending	A system concerning bone cutting and mandibular angle formation procedural methods, incorporating manual adherence monitoring, display guide, compliance recording systems and a component for robotics application.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for osteotomy and mastoid (jaw) plasty methods.	Patent	Japan	7/25/2023	JP2023-120800	Application Pending	A system for bone cutting and jaw reshaping procedures with compliance monitoring, display guide, adherence recording features, and the application of robotic technology.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for osteotomy (upper and lower setback) method.	Patent	Japan	7/25/2023	JP2023-120801	Application Pending	A system encompassing osteotomy method, manual compliance monitoring, manual display guide, records keeping, and robotics applications.

Manual compliance monitoring systems, manual display guide systems, manual compliance recording systems, and robotics application systems related to forehead shaping methods.	Patent	Japan	7/25/2023	JP2023-120802	Application Pending	Methodology for designing a frontal area featuring a monitoring and guiding system for manual adherence, record-keeping for compliance, and application of robotics
A manual compliance monitoring system, a manual display guide system, a manual compliance recording system, and a robotics application system related to the pre-procedure photography procedure and the points to keep in mind when taking photographs.	Patent	Japan	7/25/2023	JP2023-120803	Application Pending	The patent relates to various systems for manual adherence monitoring, manual display, recording adherence to manuals, and a robotic application, specifically regarding surgical imaging procedures.
Manual compliance monitoring systems, manual display guide systems, manual compliance recording systems, and robotics application systems related to pre-procedure photography procedures and methods to keep in mind when taking photographs.	Patent	Japan	7/25/2023	JP2023-120804	Application Pending	A technology system for monitoring adherence to pre-treatment photography manual procedures, including a displaying guide, compliance recording, and a robotics application system.
Manual compliance monitoring systems, manual display guide systems, manual compliance recording systems, and robotics application systems related to cleaning methods.	Patent	Japan	7/25/2023	JP2023-120805	Application Pending	Methods of cleansing involving manual compliance monitoring, display guide, compliance recording systems, and robotics application system
Manual compliance monitoring systems, manual display guide systems, manual compliance record systems, and robotics application systems for equipment assembly and sterilization process methods.	Patent	Japan	7/25/2023	JP2023-120806	Application Pending	Invention relating to systems for the assembly and sterilization process of equipment with monitoring, guidance, recording compliance, and robotic application features.

We recognize the importance of protecting and enforcing our intellectual property rights. We believe that we have registered all the principal trademarks and internet domain names in Japan that are necessary for us to carry out our business operations. We believe that we have filed all patent applications in Japan that are necessary for us to carry out our business operations. We have no patents or patent applications in Vietnam, Singapore or the United States. We will take the necessary legal action to protect our intellectual property rights if we discover any infringement of those rights.

We license certain intellectual property relating to our business to our franchisee clinics. In addition, we rely on trade secrets, proprietary know-how, and concepts that are critical to our business, which we also license to our franchisee clinics. Any termination or limitation of, or loss of intellectual property rights would have a material adverse effect on us and could adversely affect our business, financial condition or results of operations.

We are not currently aware of any material infringement of our intellectual property rights and we believe that we have taken reasonable measures to prevent infringement of our own intellectual property rights. We do not currently have any pending or, to our knowledge, threatened claims against us or any of our subsidiaries relating to the infringement of any intellectual property rights owned by third parties.

It is possible that our current patent applications, or patents which we may later acquire or develop, may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents from our pending patent applications or for other inventions we seek to protect. Due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected and we subsequently abandon them. It is also possible that we may develop proprietary products or technologies in the future that are not patentable or that the patents of others will limit or altogether preclude our ability to do business. In addition, any patent issued to us in the future, or any of our pending patent applications, may provide us with little or no competitive advantage, in which case we may abandon such patent, or patent applications, or license them to another entity. Please refer to “Part I, Item 1A. Risk Factors — Risks Related to our Intellectual Property” for more information.

Insurance

We do not maintain product liability insurance for the medical devices, products, and equipment that we sell to the MCs are part of our provision of purchases services, since we are not the manufacturer of those products. We have fire insurance, leaseholder liability insurance, and facility liability insurance for our leased spaces (consisting primarily of office space) in case of damages which may be caused by any incidents or disasters. Further, we maintain cyber insurance in order to combat the increasing risks of cyber-attacks and theft of patient information, which may lead to litigation, damage to our brand, loss of existing customers and potential customers, regulatory violations, suspension of operations, and ultimately deterioration of business performance and financial position. We do not maintain business interruption insurance or key employee insurance for our executive officers. The MCs are responsible for maintaining fire insurance, leaseholder liability insurance, and facility liability insurance for the franchisee clinic properties. Accordingly, we might be subject to liabilities that exceed our insurance coverage. See “Part I, Item 1A. Risk Factors — Risk relating to our business and our industry — Our business is subject to liabilities for which we may not be insured.”

Available Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports electronically with the U.S. Securities and Exchange Commission (“SEC”) and such reports can be accessed on our Investor Relations website at sbc-holdings.com. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. We make available, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with the SEC or otherwise furnishing it to the SEC. The contents of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website is intended to be an inactive textual references only.

Item 1A.	Risk Factors

An investment in our securities carries a significant degree of risk. You should carefully consider the following risks, as well as the other information contained in this Annual Report, including our historical financial statements and related notes included elsewhere in this Annual Report, before you decide to purchase our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our common shares and warrants. Refer to “Cautionary Note Regarding Forward-Looking Statements.”

We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause. These potential risks and uncertainties may not be a complete list of the risks and uncertainties facing us. There may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

Risks Relating to Our Business and Industry

We are a holding company and depend upon our operating subsidiaries for our cash flows.

We are a holding company. Almost all of our operations are conducted, and almost all of our assets are owned, by our operating subsidiaries. Consequently, our cash flows and our ability to meet our obligations depend upon the cash flows of our operating subsidiaries and the payment of funds by these operating subsidiaries to us in the form of dividends, distributions or otherwise. The ability of our operating subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities and legal restrictions. Any failure to receive dividends or distributions from our operating subsidiaries when needed could have a material adverse effect on our business, results of operations or financial condition.

We may need additional capital, and we cannot be sure that additional financing will be available.

Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to it on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and the existing stockholders may experience dilution.

We may not grow our franchise system or we may lose business by failing to compete effectively or by failing to manage the reputation of our brand.

Our success and growth prospects depend on the strength and desirability of our brand. We believe that potential franchisees choose clinics based primarily on the value and quality of the brand and services, the extent to which affiliation with that franchisor may increase the franchisee’s revenue, and the franchise management service fees charged. Demographic, economic or other changes in markets may adversely affect the desirability of our brand and, correspondingly, the number of clinics franchised.

The terms of new franchise management service agreements may not be as favorable as our current franchise management service agreements. For example, we may be required to reduce or change fee structures due to regulatory changes, make greater use of financial incentives such as loans and guaranties to induce the MCs to open new clinics and/or reduce the level of property improvements required before operating under our brand names. This could potentially impact our margins negatively. In addition, unfavorable borrowing conditions may discourage potential franchisees from expanding or constructing new clinics, thereby limiting a source of growth of the franchise management service fees received by us.

Also, each of our franchisee clinics competes with major clinic chains in national and international markets and with independent companies in regional markets. Our ability to remain competitive and to attract and retain franchisee clinic customers depends on our success in distinguishing our management service, including but not limited to resale of cosmetic products, and services from those offered by competitors to our franchisee clinics. If we are unable to compete successfully in these areas, this could adversely affect our market share and our results of operations.

The financial performance of our franchisees can negatively impact our business.

As all of the MC’s clinics, except clinics of Medical Corporation Association Furinkai and Medical Corporation Association Junikai and one clinic located in Vietnam, were franchised as of December 31, 2024, our financial results are dependent in significant part upon the operational and financial success of our franchisees. To the extent we are unable to increase the number of franchise clinic locations in certain locations, are prevented from increasing franchise clinic locations due to historical performance, government regulations, licensing, registrations, or other factors, we will have a material negative impact on future revenues. Our revenue model and cash flows rely heavily on franchise management service fees as well as the expiration of clinic customer reward points. A significant reduction in the total number of new franchisee clinics opened would have a material adverse effect on future revenues. We have established operational standards and guidelines for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for the anticipated success of our entire system of clinics and for taking a longer-term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their clinics. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced management services revenues and the impact on our profitability could be greater than the percentage decrease in the management services revenues. Closure of franchised clinics would reduce our management services revenues and other sources of income and could negatively impact margins, since we may not be able to reduce fixed costs which we continue to incur.

The interests of our franchisees may conflict with ours or yours in the future and we could face liability from our franchisees or related to our relationship with our franchisees.

The MCs, even though considered related parties, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under the franchise and management services agreements and the terms and conditions of the franchisee/franchisor relationship. This may lead to disputes with our franchisees, and we expect such disputes to occur from time to time in the future as we continue to offer franchises. Such disputes may result in legal action against us. To the extent we have such disputes, the attention, time and financial resources of our management and our franchisees will be diverted from the clinics, which could have a material adverse effect on our business, financial condition, results of operations and cash flows even if we have a successful outcome in the dispute.

In addition, various state and federal laws govern our relationship with our franchisees and our potential addition of a franchise clinic location. A franchisee and/or a government agency may bring legal action against us based on the franchisee/franchisor relationships that could result in the award of damages to franchisees and/or the imposition of fines or other penalties against us.

We could face liability from or as a result of our franchisees.

Various laws will govern the relationship between us and our franchisees and the potential addition of a franchise clinic location. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties. A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationship. Also, under the franchise and management services business model, we may face claims and liabilities based on vicarious liability, joint-employer liability, or other theories or liabilities. Such legal actions could result in expensive litigation with our franchisees or government agencies that could adversely affect both our profit and our important relations with our franchisees. In addition, regulatory or legal developments could result in changes to laws or the franchisor/franchisee relationship that could negatively impact the franchise business model and, accordingly, our profit.

We have limited control with respect to the operations of our medical corporation customers, which could have a negative impact on our business.

The MCs, even though considered related parties, are independent business operators and are not our employees. Generally speaking, the Company does not exercise control over the day-to-day operations of their clinics (except to the extent governed by our management services contracts). In addition, the CEO of the Company is not able to exert influence over the MC. This is because he neither has any equity interest of the MC nor is a member (or shain) or a director of the MC. In particular, however, the immediate family members of CEO are able to exert influence over the MC to the extent of the voting rights, since they are shain of the MC. The immediate family members of our CEO are members of the following MCs for which we provide services:

●	Medical Corporation Shobikai

●	Medical Corporation Kowakai

●	Medical Corporation Nasukai

●	Medical Corporation Aikeikai

●	Medical Corporation Jukeikai

●	Medical Corporation Ritz Cosmetic Surgery

●	Medical Corporation Association Furinkai

●	Medical Corporation Association Junikai

The immediate family members of our CEO account for two-thirds of the general meeting of member (or shain), which is the decision-making body in these MCs.

We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchised clinics may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate clinics in a manner consistent with our standards and requirements or may not hire and train qualified personnel. If franchisees do not operate to our expectations, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could decline significantly, which would reduce our management services fees and other revenues, and the impact on profitability could be greater than the percentage decrease in management services fees.

The challenging economic environment may affect our franchisees, with adverse consequences to us.

We rely substantially on our franchisees and the manner in which they operate their locations to develop and promote our brand and business. Due to the continuing challenging economic environment, it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have a significant adverse impact on our business due to loss or delay in payments of management services fees and other fees. Bankruptcies by our franchisees could prevent us from terminating their franchise and management services agreements so that we can offer their territories to other franchisees, negatively impact our market share and operating results as we may have fewer well-performing franchisee clinics, and adversely impact our ability to open new franchisee clinics.

We cannot be certain that the MCs and other franchisees we select in the future will have the business acumen or financial resources necessary to open and operate successful franchises in their franchise areas, and applicable franchise laws may limit our ability to terminate or modify these franchise arrangements and management services agreements. Moreover, franchisees may not successfully operate clinics in a manner consistent with our standards and requirements or may not hire and train qualified personnel. The failure of MCs and other franchisees to open and operate franchises successfully could have a material adverse effect on us, our reputation, our brand and our ability to open new franchisee clinics and could materially adversely affect our business, financial condition, results of operations and cash flows.

Franchisees may not have access to the financial or management resources that they need to open the clinics contemplated by their agreements with us or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate an acceptable lease or purchase terms for clinic sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenues. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new clinics. For these reasons, franchisees may not be able to meet the new clinic opening dates required under the franchise agreements.

If we are unable to obtain, maintain or protect intellectual property rights, in Japan, in Vietnam, in Singapore, in the U.S. and throughout the world, we may not be able to compete effectively in our market or globally.

Our success depends in significant part on our and our licensees’ ability to establish, maintain and protect patents and other intellectual property rights and operate without infringing the intellectual property rights of others.

The patent prosecution process is expensive and time-consuming, and we may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and certain periodic maintenance and annuity fees following patent issuance. It is also possible that we will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. The lack of such patent protection may have a materially adverse effect on our business and financial condition.

Finally, our patent portfolio encompasses entire pending patent applications and unpatented intellectual property in various jurisdictions, and the pending patent applications encompassing each of the different technology areas may be assigned different relative and future values, either based on commercial relevance, patent position strength, patent coverage, claim scope, or any other variables associated with intellectual property. That is, some aspects of our patent portfolio may be more valuable than other aspects of our patent portfolio. Inability to obtain patents encompassing critical technologies could more adversely impact our business than inability to obtain patents encompassing other aspects of our business. Thus, adverse events experienced within specific patent portfolios could critically hamper our ability to commercialize and conduct business in these key technology areas.

Globally, filing, prosecuting, enforcing and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in certain countries can be less extensive than those in other jurisdictions. In addition, as noted above, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in Japan. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries. Since we have not obtained patent protection, competitors may use our technologies and our intellectual property rights may not be effective or sufficient to prevent them from competing.

We have substantial franchisee concentration.

The number of our franchisees is severely limited since our franchisees primarily consist of the MCs. There are inherent risks whenever a large percentage of revenues are concentrated with a limited number of franchisees that mainly operate the franchise locations in Japan, rather than in broad, mainstream commercial operations. We are unable to predict the future level of demand for our services that will be generated by these franchisees.

Our reputation and the trading price of our common stock may be negatively affected by adverse publicity or detrimental conduct against us.

Adverse publicity concerning our failure or perceived failure to comply with legal and regulatory requirements, alleged accounting or financial reporting irregularities, regulatory scrutiny and further regulatory action or litigation could harm our reputation and cause the trading price of our common stock to decline and fluctuate significantly. The negative publicity and the resulting decline of the trading price of our common stock may lead to the filing of stockholder class action lawsuits against us and some of our senior executive officers, and may potentially have further severe impact on the market price of our common stock and divert management’s attention from the day-to-day operations of our company. Our management team plans to conduct additional procedures and actions to mitigate risks of the short seller allegations that the Company may be subject to. We had not been the subject of short seller allegations, and this risk factor is discussing allegations that may potentially occur in the future with regard to the Company. As it is in short sellers’ interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions and allegations regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a security short. These short attacks on public entities have, in the past, led to selling of shares in the market. Much of the scrutiny and negative publicity in such circumstances has centered on allegations of a lack of effective internal control over financial reporting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result, many of these companies are now conducting internal and external investigations into the allegations and, in the interim, are subject to stockholder lawsuits and/or SEC enforcement actions. Such a situation could be costly and time-consuming, and could divert management’s attention from the day-to-day operations of our company. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact the market price of our securities and our business operations. However, we may be constrained in the manner in which we can proceed against the relevant short sellers by principles of freedom of speech, applicable state law or issues of commercial confidentiality.

We may continue to be the target of adverse publicity and detrimental conduct against us, including complaints, anonymous or otherwise, to regulatory agencies regarding our operations, accounting, revenues and regulatory compliance. Additionally, allegations against us may be posted on the internet by any person or entity which identifies itself or on an anonymous basis. We and our subsidiaries may be subject to government or regulatory investigation or inquiries, or stockholder lawsuits, as a result of such third-party conduct and may be required to incur significant time and substantial costs to defend ourselves, and there is no assurance that we and our subsidiaries will be able to conclusively refute each of the allegations within a reasonable period of time or at all. Our reputation may also be negatively affected as a result of the public dissemination of allegations or malicious statements about us, which in turn may materially and adversely affect the trading price of our common stock.

We are a relatively young company with a short operating history, and we may not be able to sustain our rapid growth, effectively manage our growth or implement our business strategies.

We and our subsidiaries have been providing our management services since 2003. Although we have experienced growth, our historical performance may not be indicative of our future performance due to our limited operating history. We are currently evaluating a continued expansion of franchisee locations to countries other than Japan, and have a short history of franchise locations outside of Japan. There is only a limited historical basis for making judgments on the demand for our franchisee clinic services in new locations in the future.

You should consider our business and future prospects in light of the risks and challenges associated with our ability to:

●	ensure that our franchisee clinics are providing safe, convenient and effective cosmetic services;

●	maintain reliable, secure, high-performance and scalable infrastructure;

●	identify suitable facilities to expand franchisee clinic capacity and customer base;

●	navigate the evolving and complex regulatory environment across all the markets in which we and the MCs’ franchisee clinics operate;

●	anticipate and adapt to changing market conditions, including technological developments and changes in the competitive landscape, and adjust, manage and execute our marketing and sales activities to cater to local economic and demographic conditions, cultural differences and customer preferences across all our current and future markets;

●	successfully market our brand;

●	improve and maintain our operational efficiency; and

●	attract, retain and motivate talented employees.

If we fail to address any or all of these risks and challenges, our business may be materially and adversely affected.

As our business grows, we or our subsidiaries may adjust our management services offerings. These adjustments may not bring about expected results and may instead have a material and adverse impact on our financial condition and results of operations. Our revenue structure may continue to evolve in response to market demand in locations where the franchisee clinics are located. Our growth is dependent on the opening of such new franchisee clinic locations. We may not accurately identify market needs before we invest in the development of a new clinic service. In addition, we might face difficulties or delays in the development process, which may result in losses in our market share and competitive advantages.

In pursuit of our growth strategy, we or our subsidiaries may enter into new strategic relationships to further penetrate our targeted markets. Should these relationships fail to materialize and develop into demand for our services, or should we fail to work effectively with these companies, we may lose opportunities to generate clinic growth and our business, results of operations and financial condition could be adversely affected.

Our franchisee clinics may not be successful in competing in the cosmetic clinic industry.

We operate in the cosmetic clinic industry by providing management services to our franchisee clinics. Companies engaged in businesses similar to those of our franchisee clinics are entering the market one after another, and competition is fierce, with a wide range of cosmetic products and service formats. Our policy is to continue to respond to customer needs and enhance its services. However, if these efforts do not produce the anticipated results, or if the emergence of competitor clinics offering cosmetic services leads to customers leaving our franchisee clinics, leading to a decrease in revenues generated by our franchisee clinics, then our business and performance may be affected since we receive substantial revenue from the MCs as part of our compensation for management services.

Many of our franchisee clinics’ current and potential competitors, particularly international competitors, have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, promotion, and support of their clinics.

We expect competition in our industry to intensify in the future in light of increased demand for cosmetic services. Factors affecting competition include, among others, ability to innovate, service quality, reliability, safety, pricing, and customer service. Increased competition may lead to lower revenues generated by our franchisee clinics, which may result in downward price pressure and adversely affect our business, financial condition, operating results and prospects, since we receive substantial revenue from the MCs as part of our compensation for management services.

The Company may face competition from senior management who cease working for it, and the Non-Competition Agreements (as defined below) may be unenforceable and expire two years following the Closing.

Following execution of the Merger Agreement, certain current and former key personnel of Legacy SBC, including Dr. Aikawa, Ryoji Murata, Yuya Yoshida and Akira Komatsu, entered into non-competition and non-solicitation agreements (the “Non-Competition Agreements”), pursuant to which they agreed not to compete with the Company and its subsidiaries during the two-year period following the Closing and, during such two-year restricted period, not to solicit employees or customers or clients of such entities.

We cannot be sure that one or more of these parties to the Non-Competition Agreements will not compete with the Company or solicit its employees or clients in the future. Even if ultimately resolved in its favor, any litigation associated with the Non-Competition Agreements could be time consuming, costly and distract management’s focus from operating the Company’s business. Moreover, states and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees. Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, the Company may not pursue legal remedies if it determines that preserving cooperation and a professional relationship with the former employee, or other concerns, outweigh the benefits of any possible legal recourse or the likelihood of success does not justify the costs of pursuing a legal remedy. Furthermore, the term of the Non-Competition Agreements expires two years following the Closing. Upon expiration of the term, Dr. Aikawa, Ryoji Murata, Yuya Yoshida and Akira Komatsu, each of whom are current or former key personnel of Legacy SBC, and continue to be key personnel of the Company, may solicit employees or customers or clients of the Company. Such persons, because they have worked for Legacy SBC and the Company, may be able to compete more effectively with the Company, or be more successful in soliciting its employees and clients, than unaffiliated third parties.

Any significant change in the franchisee clinic customer reward program could have a negative impact on our business.

We depend on the franchisee clinic customer reward program. The customer’s points expire if the customer does not make any additional qualified purchase at a participating clinic within a year. Accordingly, at the time that a customer’s points expire, the Company earns 1 yen (approximately $0.0067) for each customer point that expires. Any material disruption to or changes to the franchisee clinic customer reward program could harm our brand and adversely affect our operating results. Further, if the franchisee clinics’ customers practices change and the number of reward points that remain unused and expire decreases, then our business and operating results could be adversely affected.

Any significant cybersecurity incident or disruption to our operating systems could subject us to significant reputational, financial, legal and operational consequences.

We depend on our and our franchisees’ operating systems to operate. Any material disruption to or slowdown of our operating systems could cause delays in our management services, which could harm our brand and adversely affect our operating results.

Problems with our telecommunications network providers could adversely affect our services. Our telecommunications network providers could decide to cease providing services to us without adequate notice. Any change in service levels of our telecommunications network or any errors, defects, disruptions or other performance problems with our operating systems or infrastructure could harm our brand and potentially affect our franchisee clinics access to our management services. If changes in technology cause our operating systems or infrastructure to become obsolete, or if our operating systems are inadequate to support our growth, we could lose customers, and our business and operating results could be adversely affected.

The Company, its subsidiaries, and the MCs could be subject to breaches of security by hackers. Although we proactively employ multiple measures to defend our systems against intrusions and attacks, our measures may not prevent unauthorized access or use of sensitive data.

A cybersecurity breach could harm our reputation, deter customers and potential customers from buying products or services from our franchisee clinics, and result in regulatory penalties due to the sensitive nature of our franchisee clinics’ customers’ medical information. In addition, any such breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits and result in the imposition of material penalties and fines.

We may be compelled to undertake product recalls or take other actions, which could adversely affect our brand image and results of operations.

The cosmetic products, medical equipment, and medical supplies that we sell may not perform in line with customers’ expectations. Any product defects, accidents or any other failure of the cosmetic products, medical equipment, or medical supplies that we sell to perform as expected could harm our reputation and result in adverse publicity, revenue loss, delivery delays and product recalls, which could harm our brand and reputation. Any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on our business and financial condition. In the future, our suppliers may, voluntarily or involuntarily, initiate a recall if any of the cosmetic products, medical equipment, or medical supplies that we sell, prove to be defective or noncompliant with applicable laws and regulations. Such recalls, whether voluntary or involuntary, could cause us to incur significant expenses and adversely affect our brand image in our target markets.

We may become subject to product liability claims or warranty claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may be exposed to significant product liability claims if the cosmetic products, medical equipment, and medical supplies that we sell do not perform as expected. Any defects in the cosmetic products, medical equipment, and medical supplies that we sell that we sell or the misuse of the cosmetic products, medical equipment, and medical supplies that we sell could also result in injury, death or property damage. Our risks in this area are reduced due to the fact that we only act as a seller of the cosmetic products and not as the developer or manufacturer. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about the cosmetic products, medical equipment, and medical supplies that we sell and our business and inhibit or prevent the sale of current and future cosmetic products, medical equipment, and medical supplies by us. Since we are not the developer or manufacturer of the cosmetic products, medical equipment, and medical supplies that we sell, we do not have insurance coverage to cover potential product liability claims. Even if a claim is without merit or subsequently disproven, the claim could nevertheless diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and result of operations.

We have limited experience in providing management services to franchisee clinics located outside of Japan and we are subject to a variety of costs and risks due to our continued international expansion.

One of our core strategies is international expansion. We generally have less experience in marketing and providing management services to franchisee clinics in markets outside Japan. International expansion will require us to invest significant capital and other resources, and our efforts may not be successful. International franchisee clinic operations are subject to risks such as:

●	limited brand recognition;

●	costs associated with establishing new supplier networks;

●	difficulty in finding qualified franchise partners;

●	inability to anticipate changes in local market conditions, economic landscapes, and consumers’ preferences and customs;

●	difficulties in staffing and managing foreign operations;

●	lack of familiarity with and understanding of the local legal, regulatory and policy frameworks, as well as burdens of complying with a wide variety of local laws and regulations, including those governing personal and customer data protection and safety control;

●	political and economic instability;

●	trade restrictions;

●	differing employment laws and practices, as well as potential labor disruptions;

●	the imposition of government controls;

●	lesser degrees of intellectual property protection;

●	tariffs and customs duties and the classifications of the cosmetic products, medical equipment, and medical supplies that we sell by applicable governmental bodies; and

●	a legal system subject to undue influence or corruption.

The failure to manage any of these risks could negatively affect our international business and consequently our overall business and operating results. In addition, the concern over these risks may also prevent us from entering into or marketing our franchisee clinics in certain markets.

Our operations may be interrupted by utility shortages or stoppages, fire, natural disaster or other calamities at or near our facilities.

Our franchisee clinics and our clinic depend on a continuous supply of utilities, such as electricity and water, to operate. Any disruption to the supply of electricity or other utilities may disrupt the services that are provided at our franchisee clinics and our clinics in Vietnam and Singapore. This could adversely affect our ability to provide cosmetic services to the customers of our franchisee clinics and our clinics in Vietnam and Singapore, and consequently may have an adverse effect on our business and results of operations since we receive substantial revenue from the MCs as part of our compensation for management services. In addition, fire, natural disasters, pandemics or extreme weather, including droughts, floods, typhoons or other storms, or excessive cold or heat, could cause power outages, fuel shortages, water shortages, damage to our franchisee clinics and our clinics in Vietnam and Singapore, or disruption of transportation channels, any of which could impair or interfere with the operations of our franchisee clinics and our clinics in Vietnam and Singapore. We cannot assure you that such events will not happen in the future or that we will be able to take adequate measures to mitigate the likelihood or potential impact of such events, or to effectively respond to such events if they occur.

Our business and prospects depend significantly on our ability to build our Shonan Beauty Clinic brand.

Our business and prospects are heavily dependent on our ability to build, maintain and strengthen the Shonan Beauty Clinic brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a larger mass of customers for our franchisee clinics. Promoting and positioning our brand will likely depend significantly on our franchisee clinics’ ability to provide high-quality cosmetic treatments and engage with the customers as intended. In addition, we expect that our ability to develop, maintain and strengthen the Shonan Beauty Clinic brand will also depend heavily on the success of our branding efforts. Such efforts mainly include advertising for the franchisee clinics as part of the management services that we provide to the MCs. To promote our brand, we may be required to change our branding practices, which could result in substantially increased expenses. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

Our Shonan Beauty Clinic brand could be subject to adverse publicity if incidents related to the services provided at our franchisee clinics or our clinics in Vietnam or Singapore have occurred, whether or not we are at fault. In particular, given the popularity of social media, including Facebook, X (formerly Twitter), TikTok, Linkedin and Instagram in Japan, any negative publicity, regardless of its truthfulness, could quickly proliferate and harm consumer perceptions of and confidence in our brand. Furthermore, we may be affected by adverse publicity related to our franchisees or other partners, whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions of the quality of the services at our franchisee clinics and our clinics in Vietnam and Singapore. In addition, from time to time, the services at our franchisee clinics and our clinics in Vietnam and Singapore are evaluated and reviewed by third party customers. Any unfavorable reviews could adversely affect consumer perceptions of our brand and the quality of services provided at our franchisee clinics and our clinics in Vietnam and Singapore.

Our employees, agents, business partners or subcontractors may engage in misconduct or other improper activities, which could cause us to lose contracts, expose us to damages, harm our reputation and diminish investor confidence in our company.

We are exposed to the risk that an employee or subcontractor could commit fraud or other misconduct, including noncompliance with laws (including anti-bribery laws) or insider trading, which could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, lead to civil and criminal penalties and related stockholder lawsuits, cause us to incur significant legal fees, and damage our reputation. As discussed elsewhere in this Annual Report, in January 2024, in connection with a routine tax examination of SBC Medical Group Co., Ltd.’s income tax returns, the Japanese tax authority discovered misappropriations of SBC Medical Group Co., Ltd. funds by a former director of general affairs and legal department of L’Ange Cosmetique Co., Ltd., which is a subsidiary of SBC Medical Group Co., Ltd. (the “former director”), not a relative of the CEO of SBC Medical Group Co., Ltd. or any identified related party, who received kickbacks from multiple vendors of SBC Japan (collectively with the former director, the “participants”). The investigation, which was completed in March 2024, revealed that the participants had misappropriated approximately JPY632 million ($5.6 million), including consumption tax, from SBC Medical Group Co., Ltd., of which the former director received approximately JPY335 million ($3.0 million), between April 2016 and the discovery of the misappropriations in January 2024. This discovery has required us to incur investigative expenses, required us to restate certain past annual financial statements, subjected us to certain government investigations, and diverted management attention away from other activities of the business. Were we to discover additional instances of employee fraud or misconduct, we anticipate such discovery would have similar adverse effects on our business and operations.

Employee or subcontractor misconduct could involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us, liability to third parties, and serious harm to our reputation and could result in a loss of customers and a reduction in revenue or profitability.

We maintain a system of internal controls to prevent such occurrences, but it is not always possible to deter employee or subcontractor misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses. Any instances of employee or subcontractor fraud or misconduct could cause us to lose customers, cause a reduction in our revenue, expose us to damages, harm our reputation and diminish investor confidence in our company.

Any decline in the business of our business partners or the deterioration of our relationship with them could have a material adverse effect on our operating results.

We collaborate with various business partners to promote our Shonan Beauty Clinic brand. There can be no guarantee that those business partners will continue to collaborate with us in the future. If we are unable to maintain good relationships with our business partners, or the business of our business partners declines, the reach of our products and services may be adversely affected and our ability to maintain and expand our user base may decrease.

Most of the agreements with our business partners do not prohibit them from working with our competitors or from offering competing services. If our partners change their standard terms and conditions in a manner that is detrimental to our business, or if our business partners decide not to continue working with us, or choose to devote more resources to supporting our competitors or their own competing products, we may not be able to find a substitute on commercially favorable terms, or at all, and our competitive advantages may diminish.

Safety issues or public perceptions of safety issues concerning cosmetic services could have a material adverse impact on our business.

We believe that the cosmetic services provided at our franchisee clinics and our clinics in Vietnam, Singapore and United States are generally safe, however, there is a possibility of risk when undergoing any cosmetic procedure. On rare occasions, a cosmetic procedure may not go as planned, which may result in an adverse reaction, injury, accidents, casualty, or damages, and subject us to lawsuits.

Also, negative public perceptions regarding the safety of cosmetic procedures, even if such incident does not involve our franchisee clinics or our clinics in Vietnam, Singapore or United States, could seriously harm our business. While we have implemented safety procedures related to the provision of cosmetic services at our franchisee clinics and our clinic, a safety issue related to the cosmetic services provided could disrupt our operations, which could have a negative impact on our business, financial condition and result of operations or could lead to adverse publicity.

If our franchisee clinics or our clinics in Vietnam or Singapore fail to comply with environmental and work safety laws and regulations, the Company and the franchisee clinics could become subject to fines or penalties or incur costs that could harm our business.

The Company, its subsidiaries, and the MCs are subject to numerous environmental and work safety laws and regulations. For more details, see “Part I, Item 1. Business — Government Regulation and Environmental Matters” in this Annual Report. The Company, its subsidiaries, and the MCs also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations. Environmental and social laws and regulations have tended to become increasingly stringent. There has been increased global focus on environmental and social issues and it is possible that countries may potentially adopt more stringent standards or new regulations in these areas. To the extent regulatory changes occur in the future, they could result in, among other things, increased costs to the Company, its subsidiaries, and the MCs. In addition, the Company, its subsidiaries, and the MCs may incur substantial costs in order to comply with current or future environmental and work safety laws and regulations. These current or future laws and regulations may impair our franchisee clinic growth efforts. The Company, its subsidiaries, and the MCs’ failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions, which could directly result in a material adverse effect with respect to the Company and/or its subsidiaries, since we receive substantial revenue from the MCs as part of our compensation for management services.

If our business partners, independent contractors, suppliers, or franchisee clinics fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity beyond our own control.

Our reputation is sensitive to allegations of unethical business practices. We do not control the business practices of our business partners, independent contractors, suppliers, or franchisee clinics (except to the extent of the guidelines that we provided to the franchisee clinics). Accordingly, we cannot guarantee their compliance with ethical business practices, such as environmental responsibilities, fair wage practices, and compliance with child labor laws, among others. A lack of demonstrated compliance could lead us to seek alternative business partners, independent contractors, or suppliers, which could increase our costs and result in disruptions of our operations. Violation of labor or other laws by our business partners, independent contractors, suppliers, or franchisee clinics or the divergence of their labor or other practices from those generally accepted as ethical in the markets in which we do business could also attract negative publicity, diminish our brand image and reduce demand for cosmetic services at our franchisee clinics and our clinics in Vietnam and Singapore.

Failure to safeguard personal information could subject us to penalties, damage our reputation and brand, and harm our business and results of operations.

The regulatory framework for privacy and personal information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The U.S. federal and various state, local and foreign government bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding, the collection, distribution, use, disclosure, storage, security and other processing of personal information.

Concerns or claims about our practices with regard to the processing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and results of operations. In Japan, governmental authorities have enacted a series of laws and regulations to enhance the protection of privacy and data. We may need to adjust our business to comply with data security requirements and other laws and regulations from time to time. In Japan, the Act on the Protection of Personal Information (the “APPI”) and its related guidelines impose various requirements on businesses, including us, that use databases containing personal information. Under the APPI, the Company, its subsidiaries, and the MCs are required to lawfully use personal information we have obtained within the purpose of use we have specified and taken appropriate measures to maintain the security of such personal information. The Company, its subsidiaries, and the MCs are also restricted from providing the personal information of a person (the “principal”) to third parties without the consent of the principal. The APPI also includes regulations relating to the handling of sensitive personal data and anonymous personal data and the transfer of personal information to foreign countries. A Personal Information Handling Business Operator (as defined below) shall not transfer a person’s personal data to third parties, including its affiliated entities without the prior consent of the principal unless an exception applies (Article 27, Paragraph 1 of the APPI). A failure by the MCs to comply with the APPI may harm our franchised brand and directly result in a reduction of the Company’s revenue, since we receive substantial revenue from the MCs as part of our compensation for management services.

As laws and regulations in Japan on the protection of privacy and data are constantly evolving, complying with new laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by such laws, regulations or obligations. Any failure on our part to comply with applicable laws or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, collection, transfer, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing customers of our franchisee clinics and our clinics in Vietnam and Singapore from obtaining services or result in investigations, fines, suspension of our app, or other penalties by government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. In addition, the interpretation and application of the aforementioned laws and regulations are often uncertain and in flux. Our practice may become inconsistent with these laws and regulations.

Our platform and internal systems depend on the ability of software and hardware developed and maintained internally and/or by third parties to store, retrieve, process and manage immense amounts of data, including personal information or other privacy-related matters. The software and hardware on which we rely may now or in the future contain, undetected programming errors, bugs, or vulnerabilities which may result in errors or compromise our ability to protect the data of our users and in turn adversely affect our business, financial condition and operation results. Any systems failure or compromise of security that results in the unauthorized access to or release of the data, photo or messaging history of our users could significantly limit the adoption of our services, as well as harm our reputation and brand, result in litigation against us, liquidation and other damages, regulatory investigations and penalties, and we could be subject to material liability.

If customers of our franchisee clinics or our clinics in Vietnam or Singapore allege that we have improperly used, released or disclosed their personal information, we could face legal claims and reputational damage. We may incur significant expenses to comply with privacy, consumer protection and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. A major breach of our network security and systems could create serious negative consequences for our business and future prospects, including possible fines, penalties, reduced customer demand for services at our clinics in Vietnam and Singapore and franchisee clinics, and harm to our reputation and brand. See “Part I, Item 1. Business — Government Regulation and Environmental Matters — Japan Laws and Regulations” in this Annual Report for further details.

Failure by the MCs to comply with the Medical Care Act in Japan could subject us to penalties, damage our reputation and brand, and harm our business and results of operations.

The Medical Care Act defines rights and obligations regarding medical treatment, advertisement, authority, license, treatment of information, safety and security for patients, doctors and other individuals and organizations engaged in medical activities in Japan. A failure by the MCs to comply with the Medical Care Act may harm our franchised brand and directly result in a reduction of the Company’s revenue, since we receive substantial revenue from the MCs as part of our compensation for management services.

The execution of our business plans requires a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute the equity interests of our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

We will need significant capital to, among other things, conduct research and development and expand our franchisee clinic locations. We may also need significant capital to maintain our existing property and equipment. Our expected sources of capital include both equity and debt financing. However, financing might not be available to us in a timely manner or on acceptable terms, or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business plans. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities, substantially change our current corporate structure, or even curtail or discontinue our operations.

In addition, our future capital needs and other business concerns could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute the equity interests of our stockholders. Additional indebtedness would increase our debt-service obligations and may be accompanied by covenants that would restrict our operations or our ability to pay dividends to our stockholders.

We are subject to risks associated with strategic alliances or acquisitions. If we cannot manage the growth of our business or execute our strategies effectively, our business and prospects may be materially and adversely affected.

We have entered into strategic alliances with various business partners, including but not limited to the MCs with respect to the franchisee clinics, and may in the future enter into other agreements with related parties and third parties to further our business purpose from time to time. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the related parties and third parties and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties. If any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

Although we currently do not have any specific acquisition plans, if appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to any required stockholders’ approval, we may also have to obtain approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable Japanese laws and regulations, which could result in delays and increased costs, and may derail our business strategy if we fail to do so. Furthermore, past and future acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

Our business could be adversely affected by trade tariffs or other trade barriers.

The United States and other countries may in the future impose tariffs on the importation of consumer products related to our business, such as the resale of cosmetic products, medical equipment, and medical supplies. We plan to sell our cosmetic products, medical equipment, and medical supplies in the United States and other countries. Any new tariffs on cosmetic products, medical equipment, and medical supplies or other relevant products imposed by the United States or other countries may significantly increase our costs. It is not yet clear what impact these tariffs may have or what actions other governments, including the Japanese government, may take in retaliation. In addition, these developments could have a material adverse effect on global economic conditions and the stability of global financial markets. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We and our subsidiaries have limited insurance coverage, which could subject us to significant costs and business disruption.

Our company, its subsidiaries, and the related parties MC such as maintain equipment liability insurance, data security insurance and medical accident liability insurance for each clinic. Additionally, for medical devices, pharmaceuticals, etc., for which we serve as a sales agent, the manufacturer assumes primary product liability. However, our company, its subsidiaries, and related parties, such as MCs, bear responsibility for the medical devices and pharmaceuticals used in treatments on end customers. Given the potential for lawsuits or complaints related to medical errors, workmanship, or treatment results, we do not participate in the medical insurance of our company, subsidiaries, or related parties. Due to the difficulty in determining the customer’s subjectivity and the insurance company’s premium payment standards concerning treatment results, we abstain from such insurance coverage.

The financial condition, operational results, and reputation of our company, subsidiaries, or MCs could be adversely affected if a claim is established against us, resulting from injuries or damages sustained by our franchised clinics or customers in Vietnam and Singapore. Such claims, even if unsuccessful, may lead to negative publicity, significant defense costs, and a diversion of management’s time and attention. Furthermore, the absence of business interruption insurance exposes us to potential significant costs and resource diversion in case of disruptions. Additionally, operating jurisdictions like Japan, the United States, or others may impose requirements for maintaining specific minimum liability or other insurance for franchised clinics, potentially increasing service costs.

The Company has never faced substantial compensation payouts or multiple compensations due to medical accidents in the past, with no material impact on business performance and a clean financial record. We have not incurred any significant liability in the past that was not covered by our existing insurance coverage. Each MC carries medical professional liability insurance for the physicians who belongs to each MC and we have not faced any significant claim beyond such insurance coverage. We believe that we maintain adequate levels of insurance relative to our business operations.

We are involved in litigation from time to time and, as a result, we could incur substantial judgments, fines, legal fees or other costs.

We may be the subject of complaints or litigation from franchisees, customers, suppliers, employees or other third parties for various actions. The damages sought against us in some of these litigation proceedings could be substantial. We cannot assure you that we will always have meritorious defenses to the plaintiffs’ claims. While the ultimate effect of these legal actions cannot be predicted with certainty, our reputation and the result of operations could be negatively impacted. The proceedings we may be involved in from time to time, including the aforementioned bankruptcy proceedings, could incur substantial judgments, fines, legal fees or other costs and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Any financial or economic crisis or perceived threat of such a crisis may materially and adversely affect our business, financial condition and results of operations.

We are subject to risks inherent in economic volatility and disruptions that may arise. COVID-19 had a severe and negative impact on the global economy from 2020 through 2022, and the global macroeconomic environment still faces numerous challenges. In response to inflation, central bank interest rate increases, slowing of economic growth and other factors, stock markets across the world have experienced significant volatility and downward price pressure. The Russia-Ukraine conflict, the Hamas-Israel conflict and attacks on shipping in the Red Sea have heightened geopolitical tensions across the world. The impact of the Russia-Ukraine conflict on Ukraine food exports has contributed to increases in food prices and thus to inflation more generally. It is unclear whether these challenges will be contained and what global effects they each may have. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies, including Japan’s. Economic conditions in Japan are sensitive to global economic conditions. Any prolonged slowdown in Japan’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and customer confidence, and dramatic changes in business and customer behaviors.

We face risks related to natural disasters and health epidemics, which could significantly disrupt our operations.

Our clinics in Vietnam and Singapore and the franchisee clinics, as well as our corporate offices, are vulnerable to natural disasters and other calamities such as typhoons, tornadoes, floods, earthquakes and other adverse weather and climate conditions, as well as the outbreak of health epidemics. Although we have servers that are hosted in an offsite location, our backup system does not capture data on a real-time basis, and we may be unable to recover certain data in the event of a server failure. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may also give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services to customers at our clinics in Vietnam and Singapore and the MCs’ ability to provide services at the franchisee clinics. In addition, our business could also be adversely affected if our employees are affected by health epidemics and our business and operations may be disrupted. In addition, our results of operations could be adversely affected to the extent that any health epidemic harms the Japanese and global economy in general.

If the landlords of our and our subsidiaries’ leased properties fail to properly maintain and renovate such premises, buildings or facilities in a timely manner or at all, the operation of our offices could be materially and adversely affected.

We and our subsidiaries lease all the premises used in our operations from related parties and third parties. We and our subsidiaries require the landlords’ cooperation to effectively manage the condition of such premises, buildings and facilities. In the event that the condition of the office premises, buildings and facilities deteriorates, or if any or all of our and our subsidiaries’ landlords fail to properly maintain and renovate such premises, buildings or facilities in a timely manner or at all, the operation of our offices could be materially and adversely affected.

The MCs may fail to pay us in accordance with the terms of their franchise and management services agreements, at times necessitating action by us to attempt to compel payment.

If the MCs fail to pay us in accordance with the terms of our franchise and management services agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our agreements, including litigation and arbitration costs. The risk of these issues increases with the term length of our franchise and management services arrangements. Furthermore, some of the MCs may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our results of operations, financial condition and cash flow. We believe that this risk is reduced by the fact that the MCs are deemed to be related parties.

We believe our success depends on continuing to invest in the growth of our worldwide operations by expanding franchisee clinics to new geographic markets. If the franchisee clinic opportunities in these new markets are less than anticipated, or if the customer growth or sales in these markets do not meet our expectations, our results of operations and financial condition may be adversely affected.

We believe our success depends on expanding our business into new geographic markets and attracting customers in countries other than primarily in Japan. We anticipate continuing to expand our operations worldwide and have made, and will continue to make, substantial investments and incur substantial costs as we permit franchisee clinics to open in new geographic markets. This includes investments in offices, information technology investments, sales, marketing and administrative personnel and facilities. Often we must make these investments when it is still unclear whether a franchisee clinic in the new market will justify the costs of these investments. In addition, these investments may be more expensive than we initially anticipate. If our investments are greater than we initially anticipate or if the customer growth or sales in these markets do not meet our expectations or justify the cost of the initial investments, our results of operations and financial condition may be adverse affected. The failure of new franchisee clinics would directly impact our success since we receive substantial revenue from the franchisee clinics as part of our compensation for management services.

If we fail to maintain an effective system of internal controls over financial reporting, including remediating known material weaknesses in our internal controls as of December 31, 2024, we may not be able to report our financial results timely and accurately or prevent fraud, which could adversely affect investor confidence in our company, and in turn, our results of operations and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting.

During the tax investigation in January 2024, the Japanese tax authority had informed SBC Medical Group Co., Ltd.’s tax consultant about significant fund transfers from several advertising agencies, to whom SBC Medical Group Co., Ltd. had outsourced work, to the bank account of the former director of the general affairs and legal department at L’Ange Cosmetique Co., Ltd. The Japanese tax authority suggested that these transfers could represent kickbacks that the former director allegedly received personally, extracted from the fees SBC Medical Group Co., Ltd. paid to these agencies. The Japanese tax authority, who has the authority to access bank deposit information of companies and individuals under investigation, uncovered this misconduct during their examination of such deposits.

We have identified material weaknesses as of December 31, 2024, in our internal controls over financial reporting resulting from our failure to maintain an effective control environment, risk assessment processes and monitoring activities. Due to these material weaknesses in our internal control over financial reporting, we have also concluded our disclosure controls and procedures were not effective as of December 31, 2024.

Our system of internal controls failed to detect this misappropriation of funds due to the following material weaknesses of SBC Medical Group Co., Ltd.

1.	Control Environment. We did not maintain an effective control environment that fully emphasized the establishment of adherence to effective internal controls over financial reporting throughout SBC Medical Group Co., Ltd.’s management. We did not give sufficient consideration to the risk of senior management override of internal controls. SBC Medical Group Co., Ltd. had not ensured that certain personnel were adequately trained to properly execute critical internal controls.
2.	Control Activities. We did not effectively implement or maintain control activities, such as ensuring a sufficient functioning of the mechanism of reconciliation of invoices to contracts and multi-level approvals of contracts, invoices and payments. SBC Medical Group Co., Ltd. did not maintain sufficient segregation of duties with respect to certain activities and did not maintain adequate monitoring and oversight for those activities.
3.	Risk Assessment. We did not have an effective risk assessment process and the related documentation.
4.	Information and Communication. We did not adequately communicate to all employees of the organization information regarding the importance of internal controls over financial reporting and employees’ duties and responsibilities, including segregation of duties.
5.	Monitoring Activities. We did not maintain effective monitoring controls related to the evaluation and testing of our internal controls over financial reporting.

Management has implemented, or is in the process of implementing, the following changes to the Company’s internal control systems and procedures:

●	We will clarify the organization structure and employee positions promoting (i) segregation of duties, (ii) monitoring and oversight, (iii) reconciliation of invoices to contracts and (iv) multi-level approvals of contracts, invoices and payments.

●	We will communicate to all employees of the organization information regarding the importance of internal controls and employees’ duties and responsibilities, including segregation of duties.

●	We have initiated a project led by Head of Internal Control and Internal Audit Office, and aided by outside consultants, to fully document our processes to serve as the basis for activities during 2024 to assess our fraud risks and evaluate and test our internal controls over financial reporting.

●	We have updated our delegation of authority over our banking activities, and are establishing a treasury function that will improve the segregation of duties surrounding the general manager to better safeguard cash.

In light of the material weaknesses described above, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position, results of our operations and cash flows in accordance with U.S. generally accepted accounting principles (GAAP). Our management has taken immediate action to begin remediating these material weaknesses, as discussed in more detail under “Part I, Item 1. Business — Misappropriations of Funds — Remediation Plan,” and is committed to remediating them as expeditiously as possible. However, certain remedial actions have not started or have only recently been undertaken, and while we expect to continue to implement our remediation plan through 2024, we cannot be certain as to when such remediation will be fully completed. Implementing and monitoring effective internal controls requires us to incur significant incremental expenses and diverts management’s attention and resources from other activities of the business.

If our remedial measures are insufficient to address the material weaknesses, or if we, or our independent registered public accounting firm, identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a failure to maintain effective internal controls could cause a delay in compliance with our reporting obligations, SEC rules and regulations or Section 404 of the Sarbanes-Oxley Act of 2002, which could subject us to a variety of administrative sanctions, including SEC enforcement action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which could adversely affect our business and the trading price of our common stock.

Risks Related to Employee Matters

If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success and our business may be harmed.

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. As we grow and continue to develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our company culture. If we fail to maintain our company culture, our business may be adversely impacted.

Our success depends on the continuing efforts of our key employees, including our senior management members and other key personnel. If we fail to hire, retain and motivate our key employees, we could lose the innovation, collaboration and focus that contribute to our business.

We believe that our success depends substantially on the continued efforts of our key employees, including our senior management members and other qualified and key personnel. We rely on our executive officers, senior management and key employees to generate business and execute our initiatives successfully. Yoshiyuki Aikawa, our Chief Executive Officer, has a wealth of knowledge and business experience in the cosmetic clinic industry and the related management services, the core business of our group, as well as numerous personal and business relationships in this industry, and plays an extremely important role in the management of the Company. In addition, the relationships and reputation that members of our management and key employees have established and maintain with government personnel and other business partners contribute to our ability to maintain good relations and to identify new business opportunities. The loss of any key personnel or our failure to attract additional talent could reduce our employee retention, disrupt our research and development activities and operations, and impair our revenue growth and competitiveness. If one or more of our executive officers or key employees were unable or unwilling to continue their services with us, we might not be able to replace them easily, in a timely manner, or at all, and we might lose the innovation, collaboration and focus that contribute to our business.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. In particular, marketing, services, and content management domain experts are very important to our brand success and are difficult to replace. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and difficulty in retaining highly skilled employees with appropriate qualifications. In particular, we have experienced a competitive hiring environment in Japan, where we are headquartered and will continue to experience a competitive hiring environment as we recruit for remote talent worldwide. Many of the companies with which we compete for experienced personnel have greater resources than we do. In addition, in making employment decisions, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

Risks Related to Intellectual Property

We and our subsidiaries may need to defend ourselves against claims of intellectual property infringement, which may be time-consuming and costly.

Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with the ability of our franchisee clinics and our clinics in Vietnam and Singapore to utilize our medical technologies, which could make it more difficult for our franchisee clinics and our clinics in Vietnam and Singapore to operate competitively. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights by us, our subsidiaries, and our franchisees, or otherwise assert their rights against us, our subsidiaries, and our franchisees. Moreover, our and our subsidiaries’ applications and uses of trademarks relating to our brand could be found to infringe upon existing trademark ownership and rights. We or our subsidiaries may also fail to apply for key trademarks in a timely manner. We, our subsidiaries, and our franchisees may continue to face intellectual property infringement claims in the future.

If we, our subsidiaries, or our franchisees are determined to have infringed upon a third party’s intellectual property rights, we, our subsidiaries, or our franchisees may be required to do one or more of the following:

●	cease offering products or services that incorporate or use the challenged intellectual property;

●	pay substantial damages;

●	seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or

●	establish and maintain alternative branding for our brand and services.

In the event of a successful claim of infringement against us, our subsidiaries, or our franchisees failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, prospects, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, even if frivolous, could result in substantial costs, negative publicity and diversion of resources and management attention.

Our or our subsidiaries’ intellectual property rights may not protect us effectively.

As of December 31, 2024, we and our subsidiaries together had filed a significant number of patent and trademark applications in Japan, and have registered numerous patents and trademarks in Japan. Additionally, a subsequent number of trademark applications have been filed with the International Bureau of the World Intellectual Property Organization. Through the subsidiary acquired in late November, the Company also holds several trademarks in Singapore. However, the Company does not have any registered trademarks, domain names, or patents in Vietnam or the United States.

We cannot assure you that our or our subsidiaries’ pending patent applications will be granted. Even if our or our subsidiaries’ applications are successful, patents may be contested, circumvented or invalidated in the future.

In addition, the rights granted under any patents issued in the future may not provide us with proprietary protection or competitive advantages. The claims under any patents that issue from our or our subsidiaries’ patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours or our subsidiaries’ results. It is also possible that the intellectual property rights of others could bar us or our subsidiaries from licensing and exploiting any patents that are issued from our or our subsidiaries’ pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we and our subsidiaries have developed and are developing our technologies. These patents and patent applications might have priority over our or our subsidiaries’ patent applications and could subject our or our subsidiaries’ patent applications to invalidation. Finally, in addition to those who may claim priority, any of our or our subsidiaries’ existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

Implementation and enforcement of Japanese laws on intellectual property rights have historically been deficient and ineffective. Accordingly, protection of intellectual property rights in Japan may not be as effective as in the United States or other developed countries. Furthermore, policing unauthorized use of proprietary technologies is difficult and expensive. We and our subsidiaries rely on a combination of trademark and trade secret laws and restrictions on disclosure to protect our and our subsidiaries’ intellectual property rights. Despite our efforts to protect our and our subsidiaries’ proprietary rights, third parties may attempt to copy or otherwise obtain and use our or our subsidiaries’ intellectual property or seek court declarations that they do not infringe upon our or our subsidiaries’ intellectual property rights. Any unauthorized use of our or our subsidiaries’ intellectual property by third parties may adversely affect our current and future revenues and our reputation. Monitoring unauthorized use of our and our subsidiaries’ intellectual property is difficult and costly, and we cannot assure you that the steps we or our subsidiaries have taken or will take will prevent misappropriation of our and our subsidiaries’ intellectual property. From time to time, we or our subsidiaries may have to resort to litigation to enforce our and our subsidiaries’ intellectual property rights, which could result in substantial costs and diversion of our resources.

The Company may not be able to protect its intellectual property rights throughout the world.

Filing, prosecuting, and defending trademark and trade secret rights of the Company and its subsidiaries throughout the world would be prohibitively expensive. The Company has (i) filed patent applications in Japan, (ii) filed trademark applications in Japan and with the International Bureau of the World Intellectual Property Organization, and (iii) obtained trademarks in Japan. Competitors may use the Company’s technologies in jurisdictions where it has not obtained intellectual property protection.

If we fail to protect, or incur significant costs in defending or enforcing our intellectual property and other proprietary rights, our business, financial condition and results of operations could be materially harmed.

Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely primarily on trademarks, trade secrets, and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. However, existing Japanese legal standards relating to the validity, enforceability and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages, and our rights may be challenged by third parties. The laws of countries other than Japan may be even less protective of our intellectual property rights. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology. Unauthorized third parties may try to copy or reverse engineer the medical technologies utilized at our clinics in Vietnam and Singapore and the franchisee clinics or otherwise obtain and use our intellectual property. Moreover, many of our employees and the MCs’ employees have access to our trade secrets and other intellectual property. If one or more of these employees leave our employment to work for one of our competitors, then they may disseminate this proprietary information, which may as a result damage our competitive position. If we fail to protect our intellectual property and other proprietary rights, then our business, results of operations or financial condition could be materially harmed. From time to time, we may have to initiate lawsuits to protect our intellectual property and other proprietary rights. Pursuing these claims is time consuming and expensive and could adversely impact our results of operations.

In addition, affirmatively defending our intellectual property rights and investigating whether any of our medical technologies violate the rights of others may entail significant expense. Our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, then the proceedings could result in significant expense to us and divert the attention and efforts of our management and technical employees, even if we prevail.

Risks Related to Government Regulation

Failure to comply with laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in Japan.

Although the Company, its subsidiaries, and the MCs strive to comply with these laws and regulations, including the APPI, Antimonopoly Act, the Medical Care Act, Dispatch Act, Poisonous and Deleterious Substances Control Act, the Labor Standards Act, Act on Land and Building Leases, Act on Special Provisions to the Civil Code Concerning Electronic Consumer Contracts and Electronic Acceptance Notice, and other laws and regulations related to our business, it is possible that regulations will be unexpectedly enacted, amended, or abolished in the future, or that planned deregulation will not proceed as planned. In such cases, if any of the Company, its subsidiaries, or the MCs receive some administrative sanction for violating such laws and regulations, etc., or if excessive legal restrictions are applied in the future, our activities may be restricted, which may affect our business and earnings. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. A failure by the MCs to comply with government regulations may harm our franchised brand and directly result in a reduction of the Company’s revenue, since we receive substantial revenue from the MCs as part of our compensation for management services.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and noncompliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

We are subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which the Company, its subsidiaries, and the MCs conduct its business or operate franchisee clinics, including the Japanese anti-corruption laws and regulations, the U.S. Foreign Corrupt Practices Act, or the FCPA and other anti-corruption laws and regulations. The FCPA prohibits us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The Japanese anti-corruption laws and regulations prohibit bribery to government agencies, state or government owned or controlled enterprises or entities, to government officials or officials that work for state or government owned enterprises or entities, as well as bribery to non-government entities or individuals. There is uncertainty in connection with the implementation of Japanese anti-corruption laws. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation.

We have direct or indirect interactions with officials and employees of government agencies and state-owned affiliated entities in the ordinary course of business. We have also entered into joint ventures and/or other business partnerships with government agencies and state-owned or affiliated entities. These interactions subject us to an increased level of compliance-related concerns. We are in the process of implementing policies and procedures designed to ensure compliance by us and our directors, officers, employees, representatives, consultants, agents and business partners with applicable anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations. However, our policies and procedures may not be sufficient, and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition and reputation. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our shares.

General Risks

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the cosmetic clinic industry may harm us. Japan, the United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. If economic conditions in Japan, the United States, Singapore, Vietnam, or any other future key markets for our franchisee clinics remain uncertain or deteriorate further, it could adversely affect clinic customers’ ability or willingness to purchase cosmetic products or services and delay prospective customers’ purchasing decisions, all of which could harm our operating results. A decrease in the revenue of the MCs’ franchisee clinics as a result of such worldwide economic conditions would directly result in a reduction of the Company’s revenue since we receive substantial revenue from the MCs as part of our compensation for management services.

We are exposed to fluctuations in currency exchange rates.

We face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when re-measured, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Furthermore, global political events and developments, fluctuating commodity prices and trade tariff developments, have caused global economic uncertainty, which could amplify the volatility of currency fluctuations. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to predict our future results and earnings accurately. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of Japan, the effects of movements in currency exchange rates will increase as our transaction volume outside of Japan increases.

Our actual operating results may differ significantly from our guidance and projections.

From time to time, we may provide forward-looking estimates regarding our future performance that represent management’s estimates as of a point in time. These forward-looking statements are based on projections prepared by our management. These projections are not and were not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accountants nor any other independent expert or outside party compiles or examines the projections and, accordingly, no such person expresses any opinion or any other form of assurance on our projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions and conditions, some of which will change. The principal reason that we provide forward-looking information is to provide a basis for our management to discuss its business outlook with stakeholders. Forward-looking statements are necessarily speculative in nature, and it can be expected that some or all of the assumptions of its forward-looking statements will not materialize or will vary significantly from actual results. Accordingly, our forward-looking statements are only an estimate of what management believes is realizable as of the date of release. Actual results will vary from our forward-looking statements and the variations may be material. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance or projections in making investment decisions.

Risk Relating to Ownership of Our Securities

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Our common stock began trading on the Nasdaq Global Market under the symbol “SBC” and our public warrants began trading on the Nasdaq Capital Market under the symbol “SBCWW” on September 18, 2024. The price of our securities may vary significantly due to factors specific to the Company as well as to general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject the Company to additional trading restrictions.

Our common stock began trading on the Nasdaq Global Market under the symbol “SBC” and our public warrants began trading on the Nasdaq Capital Market under the symbol “SBCWW” on September 18, 2024. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing its securities on Nasdaq, the Company must maintain certain financial, distribution and stock price levels. Generally, the Company must maintain a minimum number of holders of its securities (generally 400 public holders).

If Nasdaq delists the Company’s securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, the Company could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;

●	reduced liquidity for its securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of our common stock may decline.

The market price of our common stock and public warrants may decline as a result of the Business Combination for a number of reasons including if:

●	investors react negatively to the prospects of our business and the prospects of the Business Combination;

●	the effect of the Business Combination on our business and prospects is not consistent with the expectations of financial or industry analysts; or

●	We do not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial or industry analysts.

The market price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of common stock and/or Private Placement Warrants at an attractive price due to a number of factors such as those listed in this Risk Factors section and the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of the Company’s competitors;

●	changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by the Company or its competitors;

●	announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	announcements of estimates by third parties of actual or anticipated changes in the size of the Company’s customer base or the level of customer engagement;

●	any significant change in the Company’s management;

●	changes in general economic or market conditions or trends in the Company’s industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business;

●	additional shares of the Company’s securities being sold or issued into the market by the Company or any of the existing stockholders or the anticipation of such sales, including if the Company issues shares to satisfy restricted stock unit related tax obligations or if existing stockholders sell shares into the market when applicable “lock-up” periods end;

●	investor perceptions of the investment opportunity associated with the Company’s common stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC;

●	litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of the Company’s competitors;

●	guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance;

●	the development and sustainability of an active trading market for the Company’s common stock;
●	actions by institutional or activist stockholders;

●	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of the Company’s common stock and Private Placement Warrants, regardless of the Company’s actual operating performance. In addition, price volatility may be greater if the public float and trading volume of the Company’s common stock and/or Private Placement Warrants is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If the Company’ was involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on the Company’s common stock for the foreseeable future, you may not receive any return on investment unless you sell your shares of the Company’s common stock at a price greater than what you paid for it.

The Company intends to retain future earnings, if any, for future operations, expansion and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of the Company’s common stock will be at the sole discretion of the Company’s board of directors. The Company’s board of directors may take into account general and economic conditions, the Company’s financial condition and results of operations, the Company’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by the Company to its stockholders or by its subsidiaries to it and such other factors as the Company’s board of directors may deem relevant. As a result, you may not receive any return on an investment in the Company’s common stock unless you sell your shares of the Company’s common stock for a price greater than that which you paid for it.

The Company’s stockholders may experience dilution in the future.

The percentage of shares of the Company’s common stock owned by current stockholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that the Company may grant to its directors, officers and employees, exercise of the Company’s warrants. Such issuances may have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of the Company’s common stock.

If securities or industry analysts do not publish research or reports about the Company’s business, if they change their recommendations regarding the Company’s common stock or if the Company’s operating results do not meet their expectations, the Company’s common stock price and trading volume could decline.

The trading market for the Company’s common stock and public warrants will depend in part on the research and reports that securities or industry analysts publish about the Company or its businesses. If no securities or industry analysts commence coverage of the Company, the trading price for the Company’s common stock and/or public warrants could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover the Company downgrade its securities or publish unfavorable research about its businesses, or if the Company’s operating results do not meet analyst expectations, the trading price of the Company’s common stock and/or public warrants would likely decline. If one or more of these analysts cease coverage of the Company or fail to publish reports on the Company regularly, demand for the Company’s common stock and/or public warrants could decrease, which might cause the Company’s common stock and/or public warrants price and trading volume to decline.

Future sales, or the perception of future sales, by the Company or its stockholders in the public market following the Business Combination could cause the market price for the Company’s common stock to decline.

The sale of shares of the Company’s common stock and/or public warrants in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of the Company’s common stock and/or public warrants. These sales, or the possibility that these sales may occur, also might make it more difficult for the Company to sell equity securities in the future at a time and at a price that it deems appropriate.

As an emerging growth company within the meaning of the Securities Act, the Company is permitted to rely on certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act. We plan to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the company’s stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find securities issued by the Company less attractive because the Company will rely on these exemptions. If some investors find those securities less attractive as a result of its reliance on these exemptions, the trading prices of the Company’s securities may be lower than they otherwise would be, there may be a less active trading market for the Company’s securities and the trading prices of the Company’s securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

The Company will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the closing of the IPO, (ii) the last day of the fiscal year in which the Company has total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which the Company is deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the Company’s common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

The Company may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous for the Company’s warrant holders.

The Company will have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders. If and when the public warrants become redeemable by the Company, the Company may exercise its redemption right if there is a current registration statement in effect with respect to the shares of the Company’s common stock underlying such warrants. Redemption of the outstanding public warrants could force you to: (i) exercise your warrants and pay the related exercise price at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our securities holders may face significant restrictions on the resale of our securities due to state “Blue Sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state. We do not know whether our common stock will be registered or exempt from registration under the laws of any state. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your common stock without the significant expense of state registration or qualification.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of shares of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

As an emerging growth company, our auditor is not required to attest to the effectiveness of our internal controls.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and we are not. While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s audit process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company and cease to be a smaller reporting company (as described below), we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

Our common stock and warrants may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

Our common stock may be subject to “penny stock” rules (generally defined as non-exchange traded stock with a per-share price below $5.00) in the future. While our common stock and warrants are not currently considered “penny stock” since it is listed on Nasdaq, if we are unable to maintain that listing and our common stock and/or warrants are no longer listed on Nasdaq, unless we maintain a per-share price above $5.00, our common stock and/or warrants will become “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock or our Private Placement Warrants and may affect your ability to resell our common stock and our Private Placement Warrants.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock or our Private Placement Warrants will not be classified as a “penny stock” in the future.

We believe we will be considered a smaller reporting company and will be exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we are not required to, and may not, include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not previously incur as a private company. In addition, the Sarbanes-Oxley Act has imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting in the first annual report on Form 10-K following the date on which we are no longer an emerging growth company or non-accelerated filer. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the value of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on value of our securities, and could adversely affect our ability to access the capital markets.

Delaware law and the Company certificate of incorporation and bylaws contains certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Amended Charter and the Company’s bylaws and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Company’s board of directors and therefore depress the trading price of the Company’s common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the Company’s board of directors or taking other corporate actions, including effecting changes in the management of the Company. Among other things, the Amended Charter and the Company’s bylaws include provisions regarding:

●	the ability of the Company’s board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;

●	the limitation of the liability of, and the indemnification of, the Company’s directors and officers;

●	the exclusive right of the Company’s board of directors to elect a director to fill a vacancy created by the expansion of the Company’s board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Company’s board of directors;

●	the requirement that directors may only be removed from the Company’s board of directors for cause;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

●	the requirement that a special meeting of stockholders may be called only by the Company’s board of directors, the chairperson of the Company’s board of directors, the Company’s chief executive officer or the Company’s president (in the absence of a chief executive officer), which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	the procedures for the conduct and scheduling of board of directors and stockholder meetings;

●	the requirement for the affirmative vote of holders of at least 2/3 of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of the Amended Charter or the Company’s bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Company’s board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

●	the ability of the Company’s board of directors to amend the bylaws, which may allow the Company’s board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

●	advance notice procedures with which stockholders must comply to nominate candidates to the Company’s board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Company’s board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Company’s board of directors or management.

Any provision of the Amended Charter, the Company’s bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of the Company’s capital stock and could also affect the price that some investors are willing to pay for the Company’s common stock.

The Amended Charter designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between the Company and its stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit the ability of the Company’s stockholders to choose the judicial forum for disputes with the Company or its directors, officers, or employees.

The Amended Charter provides that, unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on its behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of its directors, officers, or other employees to the Company or its stockholders, (iii) any action arising pursuant to any provision of the DGCL, or the certificate of incorporation or the bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. The Amended Charter also provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any of the Company’s securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with the Company or its directors, officers, or other employees, which may discourage lawsuits against the Company and its directors, officers, and other employees. If a court were to find the exclusive-forum provision to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm its results of operations.

Anti-takeover effects of certain provisions of Delaware state law could hinder a potential takeover of the Company.

The Company is subject to statutory “anti-takeover” provisions under Delaware law; the provisions of Section 203 of the DGCL, an anti-takeover law. In general, Section 203 of the DGCL which may prohibit certain business combinations with stockholders owning 15% or more of the Company’s outstanding voting stock. These anti-takeover provisions and other provisions in the Company’s Amended Charter and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of the Company’s board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving the Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause the Company to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in the Company’s board of directors could cause the market price of the Company’s common stock to decline.

Certain provisions of the Company’s amended and restated bylaws are intended to strengthen the position of the Company’s board of directors in the event of a hostile takeover attempt. These provisions have the effect of providing the Company’s board of directors with the sole power to fill vacancies on the Company’s board of directors and providing that stockholders may only call a special meeting by the request, in writing, of stockholders owning individually or together ten percent (10%) or more of the entire capital stock of the corporation issued and outstanding and entitled to vote. The Company may include provisions in its certificate of incorporation that may discourage a third party from making a proposal to acquire us, even if some of its stockholders might consider the proposal to be in their best interests. For example, the Company may amend its certificate of incorporation to authorize its board of directors to issue one (1) or more classes or series of preferred stock that could discourage or delay a tender offer or change in control. In addition, the Company may enter into a stockholder rights plan, commonly known as a “poison pill,” that may delay or prevent a change of control.

Provisions in the Amended Charter and Delaware law may have the effect of discouraging lawsuits against the Company and its directors and officers.

The Amended Charter requires, unless the Company consents in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on the Company’s behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, the Company’s directors, officers or employees arising pursuant to any provision of the DGCL or the Amended Charter or the Company’s bylaws, or (iv) any action asserting a claim against the Company, the Company’s directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a Court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although the Pono believes this provision benefits it by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a Court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against the Company’s directors and officers, although the Company’s stockholders will not be deemed to have waived the Company’s compliance with federal securities laws and the rules and regulations thereunder.

The Company’s bylaws further provide that, unless the Company consents in writing to an alternative forum, the United States District Court for the District of Delaware will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The Company’s bylaws also provide that any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock will be deemed to have notice of and to have consented to this choice of forum provision. The Company recognizes that the forum selection clause in the Company’s bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clause in the Company’s bylaws may limit the Company’s stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or the Company’s directors, officers or employees, which may discourage such lawsuits against us and the Company’s directors, officers and employees even though an action, if successful, might benefit the Company’s stockholders. If a court were to find these exclusive-forum provisions in the Company’s certificate of incorporation or bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm the Company’s business. Nothing in the Company’s certificate of incorporation or bylaws will preclude stockholders that assert claims under the Securities Act or the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

The Company is a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, we qualify for exemptions from certain corporate governance requirements. If the Company relies on these exemptions, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of December 31, 2024, Dr. Yoshiyuki Aikawa controls approximately 87.36% of the voting power of our outstanding common stock, and, therefore controls a majority of the voting power of the Company’s outstanding common stock, and the Company is a “controlled company” within the meaning of applicable rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

●	that a majority of the board consists of independent directors;

●	for an annual performance evaluation of the nominating and corporate governance and compensation committees;

●	that the controlled company has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	that the controlled company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

While the Company does not intend to rely on these exemptions, the Company may use these exemptions now or in the future. As a result, the Company’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

If the voting power of our capital stock continues to be highly concentrated, it may prevent you and other minority shareholders from influencing significant corporate decisions and may result in conflicts of interest.

As of December 31, 2024, Dr. Aikawa controls approximately 87.36% of the voting power of our outstanding shares of common stock. As a result, Dr. Aikawa has majority voting power over all matters requiring shareholder votes, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

This concentration of voting power may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Dr. Aikawa may not always coincide with our interests or the interests of our other stockholders. This concentration of voting power may also have the effect of delaying, preventing or deterring a change in control of us. Also, Dr. Aikawa may seek to cause us to take courses of action that, in his judgment, could enhance his investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our shares of common stock could decline or stockholders might not receive a premium over then-current market price of our shares of common stock upon a change in control. In addition, this concentration of voting power may adversely affect the trading price of our shares of common.

In the event that our common stock price does not exceed the exercise price of the Private Placement Warrants during the period when the Private Placement Warrants are exercisable, the Private Placement Warrants may not have any value.

The warrants will be immediately exercisable and expire on the fifth anniversary following the closing of the Business Combination. The Private Placement Warrants will have an initial exercise price per share equal to $11.50. In the event that our common stock price does not exceed the exercise price of the Private Placement Warrants during the period when the Private Placement Warrants are exercisable, the Private Placement Warrants may not have any value.

There is no established trading market for the Private Placement Warrants to be sold in this offering, and the market for the Private Placement Warrants may be highly volatile or may decline regardless of our operating performance. We do not intend to list the Private Placement Warrants, nor do we expect the Private Placement Warrants to be quoted, on any securities exchange.

There must be a current registration statement in order for you to exercise the Private Placement Warrants.

Holders of Private Placement Warrants will be able to exercise the Private Placement Warrants only if a current registration statement relating to the common stock underlying the Private Placement Warrants is then in effect. Although we will attempt to maintain the effectiveness of a current registration statement covering the common stock underlying the Private Placement Warrants, there can be no assurance that we will be able to do so. If the registration statement covering the shares issuable upon exercise of the Private Placement Warrants is no longer effective, the Private Placement Warrants may only be exercised on a “cashless” basis and will be issued with restrictive legends unless such shares are eligible for sale under Rule 144 of the Securities Act of 1933, as amended.

Holders of our Private Placement Warrants will have no rights as a common stockholder until they acquire our common stock.

Until you acquire shares of our common stock upon exercise of your Private Placement Warrants, you will have no rights with respect to our common stock. Upon exercise of your Private Placement Warrants, you will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company prioritizes the security of its information systems and data integrity. We have developed a cybersecurity strategy to manage and mitigate potential cybersecurity risks. Our strategy is designed to safeguard our systems and data.

Cybersecurity Risk Management and Strategy

The Company’s Information Systems Department is in charge of network construction and cybersecurity management. If a system failure, serious accident, or sign of such an accident is detected, the Information Systems Department reports to the CEO and other executives, who then consider countermeasures. The following are considered important cybersecurity issues, and countermeasures are being implemented.:

●	Malware infection: There is a risk of losing sales due to information leaks or system downtime caused by unauthorized access due to malware infection. We are protecting against this by introducing email training and detection products.

●	Vulnerability: There is a risk of loss of corporate trust and sales opportunities due to system downtime or information leaks caused by the exploitation of vulnerabilities in servers, etc. We are conducting vulnerability assessments for services that are open to the public, and will continue to expand the scope of these assessments in the future.

●	Ransomware: If the system is infected with ransomware, there is a risk of data being encrypted, resulting in business stoppages and information leaks. We have prepared multiple backup mechanisms and recovery procedures in case of damage.

●	Information leaks: If data is taken from databases or other sources due to unauthorized access or internal crime, the Company’s credibility will be lost, resulting in a loss of profits or the occurrence of compensation for damages.

●	Denial of Service (DOS) attacks: There is a risk that a DOS attack could bring down our website and make it impossible to make appointments at clinics, which would have a negative impact on sales. For this reason, we have introduced a WAF to prevent malicious access and DOS attacks.

●	Applying patches and upgrading: There is a risk that not applying patches and upgrades could leave the system vulnerable to attacks, allowing unauthorized access. We are taking measures by regularly updating the operating system and applying patches.

Governance and Oversight

There is currently no director specializing in cybersecurity. Important cybersecurity matters are reported to the board of directors, and implementations are carried out based on the Company’s organizational chart, with the approval and oversight of the board of directors, CEO, and/or other executive officers, as applicable.

Employee Training and Awareness

Cybersecurity threats are monitored and prevented by the head of the Information Systems Department, and the training plan is reported to the CEO and other executives, who implement the following:

●	We are planning to conduct annual training for the entire company on cybersecurity response.

●	We are conducting recovery simulation training in the event of a system failure.

●	We are conducting email training that simulates malicious attacks.

Third-Party Service Providers

To operate our business, we utilize certain third-party service providers to perform a variety of functions. We intend to use the same outsourcing partners as much as possible for consistency. We are planning to establish selection and management policies in the future.

Item 2. Properties.

Our headquarters is located at 200 Spectrum Center Dr., Suite 300, Irvine, CA 92618, where we lease and occupy our office space with an aggregate floor area of approximately 215 square feet from an unrelated third party under an operating lease agreement.

As of the date of this Annual Report, we do not currently own any of our facilities. The following table shows the location of our primary leased facilities, the name of the entity leasing the space, the annual rent, approximate square footage, primary use, and lease expiration date.

We believe that our existing facilities are generally adequate to meet our current needs, but we expect to seek additional space as needed to accommodate our future growth. There are no major facilities currently inactive. Annual rent below does not include consumption tax.

Name of Lessee	Location	Primary Use	Annual rent (US dollars)	Approximate Size in Square Feet	Lease Expiration Date	Note (Related Party)
SBC Medical Group Holdings Incorporated	California	Headquarters	8,520	215	07/01/2025
SBC Medical Group Co., Ltd.	Tokyo	Office	553,808	9,536	10/31/2025
SBC Medical Group Co., Ltd.	Tokyo	Meeting Room	403,903	7,543	12/31/2025
SBC Medical Group Co., Ltd.	Tokyo	Beauty salon	128,280	1,807	1/31/2025
SBC Medical Group Co., Ltd.	Tokyo	Lounge	66,586	1,048	4/22/2025
SBC Medical Group Co., Ltd.	Tokyo	Equipment warehouse	67,044	1,843	2/9/2026
SBC Medical Group Co., Ltd.	Tokyo	Main Office	99,914	1,935	6/30/2030
L’Ange Cosmetique Co., Ltd.	Tokyo	Office	237,139	4,280	8/31/2025
L’Ange Cosmetique Co., Ltd.	Osaka	Office	53,849	3,338	7/31/2026
L’Ange Cosmetique Co., Ltd.	Osaka	Call center	236,999	6,121	8/31/2026
L’Ange Cosmetique Co., Ltd.	Tokyo	Office	56,828	2,402	2/28/2025
Shobikai Co., Ltd.	Kanagawa	Main Office	10,437	1,882	9/30/2027	Y
Shobikai Co., Ltd.	Tokyo	Call center	114,479	4,853	1/31/2026
Shobikai Co., Ltd.	Sendai	Call center	87,233	5,754	10/31/2026
SBC Sealane Co., Ltd.	Tokyo	Main Office	38,268	4,558	4/30/2026
Wen & Weng Medical Group PTE LTD	Singapore	Clinic	165,710	1,206	2025/5/12
Wen & Weng Medical Group PTE LTD	Singapore	Office	137,542	1,001	2025/11/30

Item 3. Legal Proceedings.

From time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. As of the date hereof, there are no legal claims currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such or against any of our properties that, in the opinion of our management, would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Global Market under the symbol “SBC” and our warrants began trading on the Nasdaq Capital Market under the symbol “SBCWW” on September 18, 2024. On March 21, 2025, the closing price of our common stock was $3.74 per share and the closing price of our warrants was $0.201.

Holders of Record

As of February 28, 2025, we had approximately 34 holders of record of our common stock, with 103,881,251 shares issued (including 270,000 shares of treasury stock) and 103,611,251 shares outstanding. We also had two holders of record of our Public Warrants, consisting of 11,500,000 Public Warrants originally issued in Legacy Pono’s IPO and 634,375 Private Placement Warrants held by the Sponsor, with total of 12,134,375 warrants issued and outstanding. The number of record holders does not include beneficial owners of common stock or warrants whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

Dividends

We have not paid any cash dividends on our common stock and do not currently anticipate paying cash dividends in the foreseeable future. The agreements into which we may enter in the future, including indebtedness, may impose limitations on our ability to pay dividends or make other distributions on our capital stock. Payment of future dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Transfer Agent and Registrar

The Company’s transfer agent and registrar for our Common Stock and Public Warrants is Continental Stock Transfer & Trust Company located at 1 State Street, New York, NY 10004 and their telephone is (212) 509-4000.

Unregistered Stock Issuances

Simultaneously with the closing of the Company’s Initial Public Offering on August 9, 2022, the Company consummated the sale of 634,375 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Mehana Capital LLC (the “Sponsor”), including 63,000 Placement Units issued pursuant to the exercise of the underwriters’ over-allotment option in full, generating gross proceeds of $6,343,750.

Stock Performance Graph

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required under this Item.

Item 6.	[Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarize the significant factors affecting our operating results, financial condition, liquidity, and cash flows for the periods presented below. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. The forward-looking statements contained herein are based on management’s judgment, assumptions made by management and information currently available to it. Actual results could differ materially from those discussed or implied in the forward-looking statements as a result of various factors, including those described below and elsewhere in this Annual Report, particularly in “Part I, Item 1A. Risk Factors” and the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context otherwise requires, any reference in this section of this Annual Report to the “Company,” “SBC,” “we,” “us” or “our” refers to Legacy SBC and its consolidated subsidiaries and variable interest entity (“VIE”), prior to the consummation of the Business Combination and to SBC Medical Group Holdings Incorporated, the Combined Entity and its consolidated subsidiaries and VIE following the Business Combination.

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

Our wholly owned subsidiaries, SBC Medical Group Co., Ltd., a Japan corporation (“SBC Medical Sub”), L’Ange Cosmetique Co., Ltd., a Japan corporation (“Lange Sub”), and Shobikai Co., Ltd., a Japan corporation (“Shobikai Sub”), are each designated as a “medical service corporation” in Japan. In Japan, a medical service corporation is a legal entity that provides management service to “medical corporations”. The management services are conducted through franchisor-franchisee contracts and/or service contracts between certain subsidiaries of the Company (SBC Medical Sub, Lange Sub, and Shobikai Sub) and the medical corporations that own all 241 of the treatment centers in Japan. These clinics provide include but are not limited to breast augmentation, liposuction, rejuvenation treatments (including treatment of wrinkles, acne, scars, cellulite, excess fat, discoloration, and signs of aging), laser skin toning and spot removal, eyes double fold surgery, rhinoplasty, treatment of osmidrosis and hyperhidrosis, hair transplants, gynecological formation treatments, laser hair removal, face line surgeries, cosmetical dental procedures, tattoo removal, lasik eye surgery, lateral canthoplasty, brow lift procedures, androgenetic alopecia treatment, and cheek sagging prevention methods.

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

Financial Overview

For the years ended December 31, 2024 and 2023, we generated revenues of $205,415,542 and $193,542,423, respectively, we reported net income attributable to SBC Medical Group Holdings Incorporated of $46,614,275 and $39,370,036, respectively, and cash flow provided by operating activities of $20,582,933 and $50,670,322, respectively. As of December 31, 2024, we had retained earnings of $ 189,463,007.

Our primary mission is to provide quality comprehensive management services to the Medical Corporations and expand our “Shonan Beauty Clinic” brand. We plan to achieve the mission by maintaining and strengthening our market position and brand in the cosmetic medical treatment management market in Japan, Vietnam, and the United States, and by growing our presence globally.

Further information regarding our business is provided in “Part 1, Item 1. Business” of this Annual Report.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023

The following table summarizes our operating income as reflected in our audited consolidated statements of operations and comprehensive income for the years ended December 31, 2024 and 2023, and presents information regarding amounts and percentage changes during those periods.

	For the Years Ended December 31,
	2024		2023		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	%

Revenues, net (including net revenues provided to related parties)	$205,415,542	100.00%	$193,542,423	100.00%	$11,873,119	6.13%
Cost of revenues	49,365,035	24.03%	56,238,385	29.06%	(6,873,350)	(12.22)%
Gross profit	156,050,507	75.97%	137,304,038	70.94%	18,746,469	13.65%
Operating expenses	85,746,797	41.74%	66,643,972	34.43%	19,102,825	28.66%
Income from operations	70,303,710	34.23%	70,660,066	36.51%	(356,356)	(0.50)%
Other income	3,152,107	1.53%	2,919,269	1.51%	232,838	7.98%
Income before income taxes	73,455,817	35.76%	73,579,335	38.02%	(123,518)	(0.17)%
Income tax expense	26,765,925	13.03%	35,018,729	18.09%	(8,252,804)	(23.57)%
Net income	46,689,892	22.73%	38,560,606	19.93%	8,129,286	21.08%
Less: net income (loss) attributable to non-controlling interests	75,617	0.04%	(809,430)	(0.41)%	885,047	(109.34)%
Net income attributable to SBC Medical Group Holdings Incorporated	$46,614,275	22.69%	$39,370,036	20.34%	$7,244,239	18.40%

Revenues, Net

Revenues, net generated from different revenue streams consist of the following:

	For the Years Ended December 31,		Variance
	2024	2023	Amount	%
Franchising revenue	$61,033,032	$42,103,380	$18,929,652	44.96%
Procurement revenue	54,814,399	53,186,662	1,627,737	3.06%
Management services revenue	53,113,155	72,282,549	(19,169,394)	(26.52)%
Rental services revenue	16,141,714	7,336,768	8,804,946	120.01%
Others	20,313,242	18,633,064	1,680,178	9.02%
Total	$205,415,542	$193,542,423	$11,873,119	6.13%

Revenues, net, increased by 6.13% from $193,542,423 for the year ended December 31, 2023 to $205,415,542 for the year ended December 31, 2024.

Japanese Yen (“JPY”) against the U.S. dollar depreciated during the year ended December 31, 2024, compared to the year ended December 31, 2023. The spot rate against the dollar was 156.7890 yen on December 31, 2024 compared to 141.0350 yen on December 31, 2023 and the average rate against the dollar was 151.4405 yen for the year ended December 31, 2024 compared to 140.5261 yen for the same period in 2023. For the years ended December 31, 2024 and 2023, we generated net revenues of $205,415,542 (JPY31,108 million) and $193,542,423 (JPY 27,198 million), respectively. For the years ended December 31, 2024 and 2023, we reported net income of $46,689,892 (JPY7,059 million) and $38,560,606 (JPY 5,419 million), respectively. Overall, the unfavorable impacts of the year-to-year foreign exchange rate changes on net revenues and net income were $15,954,241 and $3,545,053, respectively, for the year ended December 31, 2024.

The main reasons for the variance of $11,873,119 in revenues, net per revenue stream are as follows:

Franchising Revenue

Franchising revenue for the year ended December 31, 2024 increased to $61,033,032 by $18,929,652 or 44.96% from $42,103,380 for the same period in 2023. This increase was mainly due to (i) a change in the billing base of royalty fees from a percentage of sales of MCs to a fixed amount for each clinic of MCs since April 2023 combined with an increase in the number of clinics operated by MCs, (ii) authorizing the six MCs, which are our main recurring customers, to use our patents and trademarks starting from September 2023, and (iii) the business expansion of the MCs, partially offset by the depreciation of JPY.

Procurement Revenue

The procurement revenue for the year ended December 31, 2024 increased to $54,814,399 by $1,627,737 or 3.06% from $53,186,662 for the same period in 2023. This increase was mainly due to the increase in the demand on medical materials due to the business expansion of MCs, partially offset by the depreciation of JPY.

Management Services Revenue

The management services revenue for the year ended December 31, 2024 decreased to $53,113,155 by $19,169,394 or 26.52% from $72,282,549 for the same period in 2023. This decrease was mainly due to (i) the discontinuation of clinic operation staff supporting services provided by Shobikai Sub to MCs since the third quarter of 2024, because the Company plans to merge Shobikai Sub with and into Lange Sub and the related business license, held by Shobikai Sub, will be invalid upon the merger, (ii) a significant decline in loyalty program management services revenue compared with 2023, primarily because the charge rate of handling fee decreased from 5% to 4%, and there were more free point redemptions, and (iii) the depreciation of JPY, partially offset by (i) the increase in revenue generated from management consulting services and loyalty program management services provided to two MCs that the Company started to conduct business since September 2023 (Medical Corporation Association Furinkai and Medical Corporation Association Junikai), (ii) the business expansion of MCs and (iii) the increase in the number of the clinics of MCs.

Rental Services Revenue

The rental services revenue for the year ended December 31, 2024 increased to $16,141,714 by $8,804,946 or 120.01% from $7,336,768 for the same period in 2023. This increase was mainly due to the increased demand for medical equipment from MCs due to the business expansion of MCs, partially offset by the depreciation of JPY.

Others

The other revenues for the year ended December 31, 2024 increased to $20,313,242 by $1,680,178 or 9.02% from $18,633,064 for the same period in 2023. This increase was mainly due to the business expansion of the subsidiary acquired in April 2023, partially offset by the depreciation of JPY.

Cost of Revenues

Cost of revenues, for the year ended December 31, 2024, was $49,365,035 compared to $56,238,385 for the same period in 2023. The decrease by $6,873,350 or 12.22% was mainly due to the Company’s effort of the cost reduction for the year ended December 31, 2024, as well as the discontinuation of clinic operation supporting services provided by Shobikai Sub to MCs since the third quarter of 2024, and the Company then terminated the employment of the related staff. As a result, labor cost significantly decreased.

Gross Profit

Gross profit, for the year ended December 31, 2024, was $156,050,507 compared to $137,304,038 for the same period in 2023. The increase in gross profit by $18,746,469 or 13.65% was mainly due to the increase in franchising revenue with a relatively high gross margin as a result of the factors described above, offset by the decrease in management services revenue as a result of the factors described above.

Operating Expenses

Operating expenses for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,		Variance
	2024	2023	Amount	%
Salaries and welfare	$26,843,524	$26,847,863	$(4,339)	(0.02)%
Depreciation and amortization expense	2,258,364	10,924,452	(8,666,088)	(79.33)%
Impairment loss on intangible asset	15,058,965	—	15,058,965	100.00%
Consulting and professional service fees	14,555,087	9,481,719	5,073,368	53.51%
Advertising expense	2,782,944	3,367,608	(584,664)	(17.36)%
Taxes and dues	596,122	1,904,967	(1,308,845)	(68.71)%
Recruiting expense	1,570,299	2,038,591	(468,292)	(22.97)%
Lease expense	2,369,666	2,897,683	(528,017)	(18.22)%
Office, utility and other expenses	6,689,134	8,772,059	(2,082,925)	(23.74)%
Misappropriation loss	—	409,030	(409,030)	(100.00)%
Stock-based compensation	13,022,692	—	13,022,692	100.00%
Total	$85,746,797	$66,643,972	$19,102,825	28.66%

The operating expenses increased to $85,746,797 for the year ended December 31, 2024 by $19,102,825 or 28.66% from $66,643,972 for the same period in 2023.The increase in operating expenses was mainly attributed to the increase in impairment loss on intangible asset, the increase in stock-based compensation, and the increase in consulting and professional service fees, partially offset by the decrease in depreciation and amortization expenses.

Depreciation and amortization expense decreased to $2,258,364 by $8,666,088 or 79.33% for the year ended December 31, 2024 from $10,924,452 for the same period in 2023, mainly because the decrease in amortization expense incurred from the intangible assets owned by Cell Pro Japan Co., Ltd. (“Cellpro”), a former subsidiary of the Company, due to the disposal of Cellpro on January 1, 2024.

Consulting and professional service fees increased to $14,555,087 by $5,073,368 or 53.51% for the year ended December 31, 2024 from $9,481,719 for the same period in 2023, mainly due to the increase of the professional service fees incurred related to the business combination transaction.

Stock-based compensation relates to the warrants issued to the service provider that supported SBC’s listing process. These warrants were issued in November 2022 and became exercisable upon the consummation of business combination with Pono Two Capital, Inc., and the fair value was recognized as an expense.

For the year ended December 31, 2024, the Company fully impaired an intangible asset, patent use right, because the estimated cash flows from the use and its eventual disposal of this intangible asset were determined to be negligible. This conclusion was reached through a careful decision-making process and was approved by the Company’s board of directors.

Other Income (Expenses)

Other income (expenses) for the years ended December 31, 2024 and 2023, were as follows:

	For the Years ended December 31,		Variance
	2024	2023	Amount	%
Interest income	$19,943	$86,748	$(66,805)	(77.01)%
Interest expense	(28,300)	(45,292)	16,992	(37.52)%
Other income	4,810,008	3,623,332	1,186,676	32.75%
Other expenses	(5,463,153)	(745,519)	(4,717,634)	632.80%
Gain on disposal of subsidiary	3,813,609	—	3,813,609	100.00%
Total	$3,152,107	$2,919,269	$232,838	7.98%

Although an unrealized loss was recognized from the Company’s investment in a public entity with readily determinable fair value under other expenses, a gain on disposal of subsidiary was recorded due to the disposal of Cellpro on January 1, 2024. The total other income (expenses) for the year ended December 31, 2024 was $3,152,107, compared to $2,919,269 for the same period in 2023, reflecting only a minor overall fluctuation.

Income Tax Expense

Income tax expense, for the year ended December 31, 2024, was $26,765,925 compared to $35,018,729 for the same period in 2023. The decrease in income tax expense by $8,252,804 or 23.57% was mainly due to the increase in the deferred tax benefit as no valuation allowance on deferred tax assets of Lange Sub was reserved during the year ended December 31, 2024. It was mainly due to the merger among SBC Medical Sub, Lange Sub and Shobikai Sub, with Lange Sub as the surviving entity after the merger, that expected to be effective in January 2025, resulting in the potential ability of Lange Sub to generate income and utilize the carried forward net operating loss.

The effective tax rate for the fiscal year ended December 31, 2024 was 36.44%, a decrease of 11.16% compared to the 47.59% rate for the fiscal year ended December 31, 2023. This decrease was mainly due to a reduction in valuation allowance on deferred tax assets as described in the income tax expense comparison above.

Net Income

As a result of the foregoing, we reported a net income of $46,689,892 for the year ended December 31, 2024, representing an increase of $8,129,286 from $38,560,606 for the year ended December 31, 2023.

Net Income (Loss) Attributable to Non-controlling Interests

Net Income attributable to non-controlling interests was $75,617 for the year ended December 31, 2024, as compared to the net loss attributable to non-controlling interests of $809,430 for the year ended December 31, 2023, which was mainly due to the disposal of Cellpro on January 1, 2024.

Liquidity and Capital Resources

As of December 31, 2024, the Company had $125,044,092 in cash and cash equivalents compared to $103,022,932 as of December 31, 2023. In addition, the Company had $30,260,113 in accounts receivable as of December 31, 2024 compared to $35,113,749 as of December 31, 2023. The Company’s accounts receivable includes balances due from customers for the services and goods provided by the Company and accepted by customers.

As of December 31, 2024, the Company’s working capital balance was $123,259,130. In assessing liquidity, management monitors and analyzes the Company’s cash and cash equivalents, ability to generate sufficient future earnings, and operating and capital investment commitments. The Company believes that its current cash and cash equivalents from operations and borrowings from banks will be sufficient to meet its working capital needs for the next 12 months from the date of issuance of the audited financial statements included in this Annual Report.

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

Cash Flows for the Years Ended December 31, 2024 and 2023

The following table provides a summary of our cash flows for the years indicated.

	For the Years ended December 31,		Variance
	2024	2023	Amount	%
Net cash provided by operating activities	$20,582,933	$50,670,322	$(30,087,389)	(59.38)%
Net cash provided by (used in) investing activities	(10,102,410)	1,793,631	(11,896,041)	(663.24)%
Net cash provided by financing activities	22,965,400	6,135,368	16,830,032	274.31%
Effect of changes in foreign currency exchange rate	(11,424,763)	(7,314,383)	(4,110,380)	56.20%
Net change in cash and cash equivalents	22,021,160	51,284,938	(29,263,778)	(57.06)%
Cash and cash equivalents as of the beginning of the period	103,022,932	51,737,994	51,284,938	99.12%
Cash and cash equivalents as of the end of the period	$125,044,092	$103,022,932	$22,021,160	21.38%

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2024 was $20,582,933, compared to net cash provided in operating activities of $50,670,322 for the year ended December 31, 2023, reflecting a decrease of $30,087,389. The decrease was mainly due to a decrease in changes in notes payable - related parties of $34.7 million, finance lease receivables – related parties of $22.6 million and accounts payable of $21.8 million, partially offset by an increase in changes in accounts receivable - related parties of $23.8 million and accrued retirement compensation expense – related party of $22.1 million.

Investing Activities

During the year ended December 31, 2024, net cash used in investing activities of $10,102,410 was mainly the result of payments made on behalf of a related party of $5.6 million, cash paid for acquisition of a subsidiary, net of cash received of $4.2 million, purchase of property and equipment of $2.6 million and purchase of convertible note of $1.7 million, partially offset by repayments from related parties of $6.6 million. During the year ended December 31, 2023, net cash provided by investing activities of $1,793,631 was mainly the result of proceeds from disposal of property and equipment of $8.0 million, sales of short-term investments of $4.1 million, and proceeds from surrender of life insurance policies of 4.0 million, and offset by payments made for the purchase of property and equipment of $8.5 million, purchase of short-term investments of $2.1 million and advances to related parties of $2.3 million.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities of $22,965,400 was the result of proceeds from reverse recapitalization, net of transaction costs of $11.7 million, borrowings from a long-term loan of $6.6 million and borrowings from related parties of $5.5 million. During the year ended December 31, 2023, net cash provided by financing activities of $6,135,368 was the result of borrowings from related parties of $12.3 million and deemed contribution in connection with disposal of property and equipment of $9.6 million and offset by repayments of long-term loans of $8.7 million and repayments to related parties of $7.7 million.

Recent Developments

Upcoming Changes to Service Fee Structure

The Company has decided to revise the fee structure to pursue a long-term growth strategy aimed at expanding and stabilizing the business foundation by creating an environment that can better facilitate the establishment of new clinics by MCs.

If the revised fee structure had been applied starting in April 2024, it is estimated that total revenues for fiscal year 2024 would have decreased by approximately 10%. However, the Company expects the impact on total revenues and income from operations for fiscal year 2025 to be offset by the absence of one-time losses that were recorded in fiscal year 2024, which were impairment loss on intangible asset and stock-based compensation. Nevertheless, the ultimate financial impact remains uncertain and will depend on a number of factors, many of which are beyond the Company’s control.

Upcoming Insurance Policy Maturing

Certain corporate-owned life insurance policies that the Company purchased to insure its CEO and a key officer will mature on March 29, 2025, according to the contract term.

The policies of these life insurances were structured so that the surrender value was equivalent to 50% of the initial premium before the maturity of the contract and the initial premium was paid out in a lump sum at the inception of the contract. The surrender value as of the contract mature date agreed to be the initial premium or accumulated initial premium amount considering interest, which is larger. As of December 31, 2024, the insurance policies were recorded at their cash surrender values, included in other assets in the consolidated balance sheets with changes in cash surrender value during the period recorded in selling, general and administrative expenses.

The Company expected the maturity of these policies would result in a gain on surrender of life insurance policies of approximately $9.3 million in the first quarter of fiscal year 2025.

Misappropriations of Funds

In January 2024, before the issuance of the Company’s consolidated financial statements as of December 31, 2023 and for the year then ended, in connection with a routine tax examination of the Company’s income tax returns, the Japanese tax authority discovered misappropriations of Company funds by a former director of general affairs and legal department of L’Ange Cosmetique Co., Ltd., which is a subsidiary of the Company (the “former director”), not a relative of the CEO of the Company or any identified related party, who received kickbacks from multiple vendors of SBC Japan (collectively with the former director, the “participants”) possibly beginning as early as 2012 until the misappropriations were discovered. The former director was suspended immediately upon the discovery and was terminated effective February 23, 2024. The Company has commenced a criminal complaint in Tokyo against the participants, which was accepted by the police on February 25, 2025.

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

The Company found no evidence that any other employee of the Company was aware of, or colluded in, the misappropriations of Company funds or that there was any unlawful activity apart from that associated with the participants’ misappropriations of Company funds. The misappropriated amounts, excluding the consumption tax, representing advertising services purchased on behalf of a related-party MC, were originally included in the revenues reported on a net basis. After discovery of the misappropriations, the amounts were reported as a misappropriation loss. For the year ended December 31, 2023, the Company recorded a misappropriation loss of $409,030.

Contractual Obligations

Lease Agreements

The Company has 95 leases classified as operating leases for offices and sublease purposes.

As of December 31, 2024, the future maturity of lease liabilities is as follows:

Years ending December 31,	Lease Payment
2025	$4,361,879
2026	712,869
2027	263,412
2028	109,906
2029	109,906
Thereafter	54,950
Total undiscounted lease payments	5,612,922
Less: imputed interest	(29,874)
Total operating lease liabilities	$5,583,048

Bank and Other Borrowings

The Company borrowed loans from various banks and a financial institution for working capital purpose.

As of December 31, 2024, future minimum borrowing payments are as follows:

Years ending December 31,	Principal Repayment
2025	$96,824
2026	66,580
2027	6,436,102
2028	—
2029 and thereafter	—
Total	$6,599,506

Off-Balance Sheet Arrangements (Off-Balance Sheet Transactions)

There are no off-balance sheet arrangements as of December 31, 2024 and 2023.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires us to make judgments, estimates and assumptions. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experiences and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates. Some of our accounting policies require a higher degree of judgment than others in their application and require us to make significant accounting estimates. We believe that critical accounting policies as disclosed in this Annual Report reflect the more significant judgements and estimates used in preparation of our consolidated financial statements.

The following descriptions of critical accounting policies and estimates should be read in conjunction with our consolidated financial statements and other disclosures included in this Annual Report. When reviewing our consolidated financial statements, you should consider our selection of critical accounting policies, the judgments and other uncertainties affecting the application of such policies and the sensitivity of reported results to changes in conditions and assumptions.

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

The Company currently generates its revenue from the following main sources:

Franchising Revenue

The Company generates franchising revenue (royalty income) by licensing its intellectual properties, including but not limited to the Company’s brand name (“Shonan Beauty Clinic”), trade name, patents, and trademarks, as a franchisor pursuant to franchise agreements with certain MCs (the “MCs”) in Japan. Prior to April 2023, Franchising Revenue is based on a percentage of sales and recognized at the time when the related sales occurred; since April 2023, it is based on a fixed amount to each clinic of the MCs; since September 2023, it is based on a fixed amount to each MC and a fixed amount to each clinic of the MCs and recognized over time as services are rendered.

Procurement Revenue

The Company generates procurement revenue by purchasing primarily advertising services and medical materials from qualified vendors on behalf of MCs to maintain brand quality consistency. Procurement revenue is recognized at the point in time upon the delivery of products or over time as services are performed. Occasionally, the Company receives vendor discounts on certain large purchases. It recognizes revenue based on actual payments and will return the over-collection resulting from such discounts to MCs.

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

The Company also awards certain points to MCs’ customers on behalf of MCs for free in order to increase the volume of MC’s sales, from which the Company earns other types of revenues, such as franchising revenue. When a MC’s customers redeem such points, the Company reimburses MC in an amount equivalent to the used free points and records it as a reduction of the revenue recognized.

The Company is an agent in the management of loyalty programs, and as a result, revenues are recognized net of the cost of redemptions.

●	Labor supporting services

The Company generates revenue by dispatching staff to MCs to provide a range of services, primarily including clinic operation, IT, and administrative services, among which, clinic operation service has been fully terminated since October 2024. The Company recognizes the revenue over the time when services are rendered.

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

No indicator of impairment was noticed based on the Company’s qualitative assessment of impairment. As the Company provides comprehensive management services to these two MCs, including accounting and bookkeeping services, the Company has access to MCs’ unaudited financial information. In addition to the external market conditions and trends within the MCs’ industry, the Company considered the MCs’ operating performance, such as sales, increase in sales, and net income (loss) when performing its qualitative assessment. As of December 31, 2024, the carrying value of the investments in the two MCs was higher than their net assets, respectively, because the Company acquired the equity interests with the considerations paid higher than the net asset values at the respective purchase dates due to the expected growth and expansion of the MCs.

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

Stock Based Compensation

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SBC Medical Group Holdings Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SBC Medical Group Holdings Incorporated and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2023.

Tokyo, Japan

March 28, 2025

SBC MEDICAL GROUP HOLDINGS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$125,044,092	$103,022,932
Accounts receivable	1,413,433	1,437,077
Accounts receivable – related parties	28,846,680	33,676,672
Inventories	1,494,891	3,090,923
Finance lease receivables, current – related parties	5,992,585	6,143,564
Customer loans receivable, current	10,382,537	8,484,753
Prepaid expenses and other current assets	11,276,802	10,050,005
Total current assets	184,451,020	165,905,926

Non-current assets:
Property and equipment, net	8,771,902	13,582,017
Intangible assets, net	1,590,052	19,739,276
Long-term investments, net	3,049,972	849,434
Goodwill, net	4,613,784	3,590,791
Finance lease receivables, non-current – related parties	8,397,582	3,420,489
Operating lease right-of-use assets	5,267,056	5,919,937
Deferred tax assets	9,798,071	—
Customer loans receivable, non-current	5,023,551	6,444,025
Long-term prepayments	1,745,801	4,099,763
Long-term investments in MCs – related parties	17,820,910	19,811,555
Other assets	15,553,453	15,442,058
Total non-current assets	81,632,134	92,899,345
Total assets	$266,083,154	$258,805,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,875,179	$26,531,944
Accounts payable – related party	659,044	—
Current portion of long-term loans	96,824	156,217
Notes payable, current – related parties	26,255	3,369,203
Advances from customers	820,898	2,074,457
Advances from customers – related parties	11,739,533	23,058,175
Income tax payable	18,705,851	8,782,930
Operating lease liabilities, current	4,341,522	3,885,812
Accrued liabilities and other current liabilities	8,103,194	21,009,009
Due to related party	2,823,590	3,583,523
Total current liabilities	61,191,890	92,451,270

SBC MEDICAL GROUP HOLDINGS INCORPORATED

CONSOLIDATED BALANCE SHEETS — (Continued)

	As of December 31,
	2024	2023
Non-current liabilities:
Long-term loans	6,502,682	1,062,722
Notes payable, non-current – related parties	5,334	11,948,219
Deferred tax liabilities	926,023	6,013,565
Operating lease liabilities, non-current	1,241,526	2,444,316
Other liabilities	1,193,541	1,074,930
Total non-current liabilities	9,869,106	22,543,752
Total liabilities	71,060,996	114,995,022

Stockholders’ equity:
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023)**	—	—
Common stock ($0.0001 par value, 400,000,000 shares authorized, 103,020,816 and 94,192,433 shares issued, 102,750,816 and 94,192,433 shares outstanding as of December 31, 2024 and 2023, respectively)**	10,302	9,419
Additional paid-in capital**	62,513,923	36,879,281
Treasury stock (at cost, 270,000 and nil shares as of December 31, 2024 and 2023, respectively)	(2,700,000)	—
Retained earnings	189,463,007	142,848,732
Accumulated other comprehensive loss	(54,178,075)	(37,578,255)
Total SBC Medical Group Holdings Incorporated stockholders’ equity	195,109,157	142,159,177
Non-controlling interests	(86,999)	1,651,072
Total stockholders’ equity	195,022,158	143,810,249
Total liabilities and stockholders’ equity	$266,083,154	$258,805,271

**	Retrospectively restated for effect of reverse recapitalization on September 17, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2024	2023
Revenues, net – related parties	$195,173,889	$182,738,049
Revenues, net	10,241,653	10,804,374
Total revenues, net	205,415,542	193,542,423
Cost of revenues (including cost of revenues from a related party of $8,472,202 and $2,842,588 for the years ended December 31, 2024 and 2023, respectively)	49,365,035	56,238,385
Gross profit	156,050,507	137,304,038

Operating expenses:
Selling, general and administrative expenses	57,665,140	66,234,942
Stock-based compensation	13,022,692	—
Impairment loss on intangible asset	15,058,965	—
Misappropriation loss	—	409,030
Total operating expenses	85,746,797	66,643,972

Income from operations	70,303,710	70,660,066

Other income (expenses):
Interest income	19,943	86,748
Interest expense	(28,300)	(45,292)
Other income (including other income from related parties of $2,673,077 and nil for the years ended December 31, 2024 and 2023, respectively)	4,810,008	3,623,332
Other expenses	(5,463,153)	(745,519)
Gain on disposal of subsidiary	3,813,609	—
Total other income	3,152,107	2,919,269

Income before income taxes	73,455,817	73,579,335

Income tax expense	26,765,925	35,018,729

Net income	46,689,892	38,560,606
Less: net income (loss) attributable to non-controlling interests	75,617	(809,430)
Net income attributable to SBC Medical Group Holdings Incorporated	$46,614,275	$39,370,036

Other comprehensive loss:
Foreign currency translation adjustment	$(16,557,607)	$(12,855,686)
Reclassification of unrealized gain on available-for-sale debt security to net income when realized, net of tax effect of nil and $3,869 for the years ended December 31, 2024 and 2023, respectively	—	(8,760)
Total comprehensive income	30,132,285	25,696,160
Less: comprehensive income (loss) attributable to non-controlling interests	117,830	(948,896)
Comprehensive income attributable to SBC Medical Group Holdings Incorporated	$30,014,455	$26,645,056

Net income per share attributable to SBC Medical Group Holdings Incorporated**
Basic and diluted	$0.48	$0.42

Weighted average shares outstanding**
Basic and diluted	96,561,041	94,192,433

**	Retrospectively restated for effect of reverse recapitalization on September 17, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock*		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated Stockholders’	Non- controlling	Total Stockholders’
	Number	Amount	Capital*	Number	Amount	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2022, previously reported	1	$—	$26,624,694	—	$—	$103,478,696	$(24,853,275)	$105,250,115	$2,599,968	$107,850,083
Effect of reverse recapitalization	11	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2022, restated	12	—	26,624,694	—	—	103,478,696	(24,853,275)	105,250,115	2,599,968	107,850,083
Issuance of common stock*	94,192,421	9,419	(8,614)	—	—	—	—	805	—	805
Net income	—	—	—	—	—	39,370,036	—	39,370,036	(809,430)	38,560,606
Reclassification of unrealized gain on available-for-sale debt security to net income when realized, net of tax effect of $3,869	—	—	—	—	—	—	(8,760)	(8,760)	—	(8,760)
Deemed contribution in connection with disposal of property and equipment	—	—	9,620,453	—	—	—	—	9,620,453	—	9,620,453
Deemed contribution in connection with disposal of reorganization	—	—	642,748	—	—	—	—	642,748	—	642,748
Foreign currency translation adjustment	—	—	—	—	—	—	(12,716,220)	(12,716,220)	(139,466)	(12,855,686)
Balance as of December 31, 2023	94,192,433	9,419	36,879,281	—	—	142,848,732	(37,578,255)	142,159,177	1,651,072	143,810,249
Disposal of subsidiary	—	—	—	—	—	—	—	—	(1,221,795)	(1,221,795)
Reverse recapitalization, net of transaction costs	5,080,820	508	8,407,380	—	—	—	—	8,407,888	—	8,407,888
Issuance of common stock to settle convertible note	270,000	27	2,699,973	(270,000)	(2,700,000)	—	—	—	—	—
Issuance of common stock as incentive shares	339,565	34	(34)	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,022,692	—	—	—	—	13,022,692	—	13,022,692
Issuance of common stock from exercise of stock warrants	3,137,998	314	31,060	—	—	—	—	31,374	—	31,374
Deemed contribution in connection with disposal of subsidiaries	—	—	1,473,571	—	—	—	—	1,473,571	(634,106)	839,465
Net income	—	—	—	—	—	46,614,275	—	46,614,275	75,617	46,689,892
Foreign currency translation adjustment	—	—	—	—	—	—	(16,599,820)	(16,599,820)	42,213	(16,557,607)
Balance as of December 31, 2024	103,020,816	$10,302	$62,513,923	(270,000)	$(2,700,000)	$189,463,007	$(54,178,075)	$195,109,157	$(86,999)	$195,022,158

*	Retrospectively restated for effect of share issuances on September 8, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,689,892	$38,560,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,799,377	12,246,942
Non-cash lease expense	3,870,198	3,297,824
Provision for (reversal of) credit losses	(402,196)	370,754
Stock-based compensation	13,022,692	—
Impairment loss on property and equipment	—	204,026
Impairment loss on intangible asset	15,058,965	—
Impairment loss on long-term investment	529,596	—
Realized gain on short-term investments	—	(223,164)
Fair value change of long-term investments	2,617,435	—
Gain on disposal of subsidiary	(3,813,609)	—
Loss (gain) on disposal of property and equipment and intangible assets	511,947	(249,532)
Deferred income taxes	(14,417,087)	4,113,395
Changes in operating assets and liabilities:
Accounts receivable	(733,219)	(596,069)
Accounts receivable – related parties	1,350,413	(22,402,301)
Inventories	1,124,805	(1,825,942)
Finance lease receivables – related parties	(5,991,486)	16,575,319
Customer loans receivable	18,477,327	413,867
Prepaid expenses and other current assets	(2,268,209)	4,102,808
Long-term prepayments	1,910,274	(3,539,280)
Other assets	(1,692,642)	(1,328,682)
Accounts payable	(9,588,067)	12,201,755
Accounts payable – related party	682,320	—
Notes payable – related parties	(34,756,754)	(23,816)
Advances from customers	(1,476,240)	461,043
Advances from customers – related parties	(9,144,031)	(4,264,184)
Income tax payable	11,228,429	13,359,434
Operating lease liabilities	(3,950,587)	(3,158,619)
Accrued liabilities and other current liabilities	(12,096,825)	4,452,022
Accrued retirement compensation expense – related party	—	(22,082,643)
Other liabilities	40,215	4,759
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,582,933	50,670,322

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,564,643)	(8,543,351)
Purchase of intangible assets	—	(1,683,030)
Purchase of convertible note	(1,700,000)	(1,000,000)
Prepayments for property and equipment	(843,740)	(981,567)
Advances to related parties	(622,804)	(2,283,020)
Payments made on behalf of a related party	(5,572,564)	—
Purchase of short-term investments	—	(2,106,720)
Purchase of long-term investments	(331,496)	—
Long-term investments in MCs – related parties	—	(26,780)
Cash received (paid) for acquisition of subsidiaries, net of cash acquired	(4,236,009)	722,551
Long-term loans to others	(172,411)	(926,020)
Repayments from related parties	6,597,564	1,912,266
Repayments from others	176,109	581,274
Proceeds from sales of short-term investments	—	4,127,261
Proceeds from surrender of life insurance policies	—	3,954,760
Disposal of subsidiaries, net of cash disposed of	(832,416)	—
Proceeds from disposal of property and equipment	—	8,046,007
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,102,410)	1,793,631

SBC MEDICAL GROUP HOLDINGS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	As of December 31,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from a long-term loan	6,603,253	—
Borrowings from related parties	5,481,787	12,310,106
Proceeds from reverse recapitalization, net of transaction costs	11,707,417	—
Proceeds from issuance of common stock	—	10
Proceeds from exercise of stock warrants	31,374	—
Repayments of long-term loans	(119,017)	(8,730,942)
Repayments to related parties	(739,414)	(7,707,007)
Deemed contribution in connection with disposal of property and equipment	—	9,620,453
Deemed contribution in connection with reorganization	—	642,748
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,965,400	6,135,368

Effect of changes in foreign currency exchange rate	(11,424,763)	(7,314,383)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,021,160	51,284,938
CASH AND CASH EQUIVALENTS AS OF THE BEGINNING OF THE YEAR	103,022,932	51,737,994
CASH AND CASH EQUIVALENTS AS OF THE END OF THE YEAR	$125,044,092	$103,022,932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$28,300	$45,292
Net cash paid for income taxes	$30,239,002	$17,842,407

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment transferred from long-term prepayments	$597,602	$7,681,830
An intangible asset transferred from long-term prepayments	$—	$17,666,115
Deemed contribution in connection with disposal of subsidiaries	$1,473,571	$—
Settlement of loan payable to a related party in connection with disposal of property and equipment	$—	$4,163,604
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$2,305,199
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	$2,908,554	$2,110,079
Issuance of common stock from conversion of convertible note	$2,700,000	$—
Settlement of loan payable to a related party in connection with issuance of common stock	$—	$795
Non-cash purchase consideration for an asset acquisition	$—	$705,528
Issuance of promissory notes to related parties in connection with loan services provided	$20,524,499	$15,396,709

The accompanying notes are an integral part of these consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS (cont.)

Corporate Structure

As of December 31, 2024, the Company’s major subsidiaries and VIE are as follows:

Name	Place of Incorporation	Date of Incorporation or Acquisition	Percentage of™ Ownership	Principal Activities
SBC Medical Group, Inc.	United States	January 20, 2023	100%	Investment holding
SBC Medical Group Co., Ltd.	Japan	September 29, 2017	100%	Franchising, procurement and management services for the medical corporations
L’Ange Cosmetique Co., Ltd.	Japan	June 18, 2003	100%	Management and rental services for the medical corporations
Shobikai Co., Ltd.	Japan	June 4, 2014	100%	Procurement, management and rental services for the medical corporations
Liesta Co., Ltd.	Japan	December 15, 2020	100%	Real estate brokerage services
SBC Sealane Co., Ltd.	Japan	June 7, 2022	100%	Construction services
SBC Marketing Co., Ltd.	Japan	June 30, 2022	100%	Marketing services
Medical Payment Co., Ltd.	Japan	June 30, 2022	75%	Loan services
SBC Medical Consulting Co., Ltd.	Japan	August 2, 2022	100%	Human resource services
Shoubikai Medical Vietnam Co., Ltd.	Vietnam	August 29, 2013	100%	Cosmetic clinic
SBC Healthcare Inc.	United States	December 16, 2019	100%	Management services for cosmetic clinic in the United States
SBC Irvine, LLC *	United States	December 27, 2018	100%	Management services for cosmetic clinic in the United States
Aesthetic Healthcare Holdings Pte. Ltd.	Singapore	November 20, 2024	100%	Investment holding
Wen & Weng Family Clinic Pte. Ltd.**	Singapore	November 20, 2024	100%	General outpatient medical services
Wen & Weng Medical Group Pte. Ltd.**	Singapore	November 20, 2024	100%	Healthcare-related businesses
Rochor Clinic Pte. Ltd.**	Singapore	November 20, 2024	100%	General outpatient medical services
Dermasolutions Pte. Ltd.**	Singapore	November 20, 2024	100%	Cosmetic and dermatological treatments and products
Dermasolutions Services Pte. Ltd.**	Singapore	November 20, 2024	100%	Cosmetic services and products
Aikawa Medical Management, Inc.	United States	May 10, 2017	VIE	Management services for cosmetic clinic in the United States

*	A subsidiary of SBC Healthcare Inc.

**	Subsidiaries of Aesthetic Healthcare Holdings Pte. Ltd. (“AHH”)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the financial statements of the Company, its subsidiaries, and consolidated VIE for which the Company is the primary beneficiary. The results of the subsidiaries are consolidated from the date on which the Company obtained control and continues to be consolidated until the date that such control ceases. All significant transactions and balances among the Company’s subsidiaries, including the VIE, have been eliminated upon consolidation.

The Company reports AHH and its subsidiaries on a three-month calendar lag allowing for the timely preparation of financial statements. This three-month reporting lag is with the exception of significant transactions or events that occur during the intervening period, if any.

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Since the not-for-profit entities scope exception to the variable interest model is applicable to the MCs, the Company evaluates its business relationship, franchisor-franchisee agreements and/or services agreements with the MCs in Japan under the voting model. The Company has concluded that consolidation of the MCs is not appropriate for the periods presented as it does not have a majority voting interest in the Members of the MCs nor does it have a controlling financial interest in the MCs. The equity interests in the MCs held by the Company are recorded as long-term investments in MCs — related parties on the consolidated balance sheets. The transactions between the Company and the MCs are disclosed in Note 18 Related Party Transactions.

(b) Foreign Currency

The Company maintains its books and record in its local currency, Japanese YEN (“JPY” or “¥”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$” or “$”), and the accompanying financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translations of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive loss within the statements of changes in stockholders’ equity.

Translation of amounts from local currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2024	December 31, 2023
Current JPY: US$1 exchange rate	156.7890	141.0350
Average JPY: US$1 exchange rate	151.4405	140.5261

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(c) Non-controlling Interests

Non-controlling interests in the consolidated balance sheets represent the portion of the equity in the subsidiaries not attributable, directly or indirectly, to the Company. The portion of the income or loss applicable to the non-controlling interests in subsidiaries is also separately reflected in the statements of operations.

(d) Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, useful lives and impairment of long-lived assets, impairment of goodwill, impairment of long-term investments in MCs — related parties, valuation of stock-based compensation, valuation allowance of deferred tax assets, uncertain income tax positions, the recognition and measurement of impairment of investments in securities, allowance for credit losses, implicit interest rate of operating leases, valuation of intangible assets acquired in a business combination. Management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results could differ from those estimates.

(e) Business Combinations and Asset Acquisitions

Business combinations are recorded using the acquisition method of accounting. The purchase price of the acquisition is allocated to the tangible assets, liabilities, identifiable intangible assets acquired and non-controlling interest, if any, based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred. Consideration transferred in a business acquisition is measured at the fair value as of the date of acquisition. Transaction costs directly attributable to the acquisition are expensed as incurred.

If investment involves the acquisition of an asset or group of assets that does not meet the definition of a business, the transaction is accounted for as an asset acquisition. An asset acquisition is recorded at cost, which includes capitalized transaction costs, and does not result in the recognition of goodwill. The cost of the acquisition is allocated to the assets acquired on the basis of relative fair values.

Fair value is determined based upon the guidance of ASC Topic 820, Fair Value Measurements and Disclosures, and generally are determined using Level 2 inputs and Level 3 inputs. The determination of fair value involves the use of significant judgment and estimates. The Company utilizes the assistance of a third-party appraiser to determine the fair value as of the date of an acquisition.

In a business combination or asset acquisition, the Company may recognize identifiable intangibles that meet either or both the contractual legal criterion or the separability criterion.

(f) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and deposits in banks and other financial institutions that are unrestricted as to withdrawal or use, and which have original maturities of three months or less. The Company maintains bank accounts in the United States, Japan, Singapore and Vietnam.

(g) Accounts Receivable

Accounts receivable represent the Company’s right to an amount of consideration that is unconditional (only the passage of time is required before payment of the consideration is due). The Company’s accounts receivable balances are unsecured, bear no interest and are due upon normally within a year from the date of the sale.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company adopted Accounting Standards Updates (“ASU”) No. 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments on January 1, 2021.

The allowance for credit losses reflects the Company’s current estimate of credit losses expected to be incurred over the life of the receivables. The Company considers various factors in establishing, monitoring, and adjusting its allowance for credit losses including the aging of receivables and aging trends, customer creditworthiness and specific exposures related to particular customers. The Company also monitors other risk factors and forward-looking information, such as country specific risks and economic factors that may affect a customer’s ability to pay in establishing and adjusting its allowance for credit losses. Accounts receivable balances are written off after all collection efforts have ceased.

(h) Inventories

Inventories, mainly consist of medical supplies, beauty and skincare products and PC equipment, are stated at the lower of cost or estimated net realizable value, with cost computed on the first-in, first-out (“FIFO”) basis. The Company records inventory reserves for obsolete and slow-moving inventory and for estimated shrinkage between physical inventory counts. Inventory reserves are recorded based on inventory obsolescence trends, historical experience and application of the specific identification method, if any.

(i) Finance Lease Receivables

Finance lease receivables, which result from sales-type leases, are measured at the discounted present value of (i) future minimum lease payments, (ii) any residual value not subject to a bargain purchase option, as finance lease receivables on its consolidated balance sheets, and (iii) accrued interest on the balance of the finance lease receivables based on the interest rate inherent in the applicable lease over the term of the leases.

Management periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024 and 2023, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

(j) Customer Loans Receivable and Note Payables — Related Parties

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

The Company records the customer loans receivables at gross loan receivables less unamortized costs of issuance fees or discounts, which are amortized over the life of the loan to interest income. During the years ended December 31, 2024 and 2023, the Company generated interest income of $1,075,094 and $112,619, respectively, from the loan services, which were included in revenues.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Management periodically evaluates individual End Customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Customer loans receivable is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2024 and 2023, the Company recorded $169,968 and nil allowance for doubtful accounts, respectively, for customer loans receivable.

The Company repays each promissory note issued to the MCs when the End Customer fully repays the corresponding loan receivable or at an earlier date agreed by the parties. The promissory notes are unsecured, bear no interest, and are due in three months to five years, depending on the term of the loans provided to the corresponding End Customers.

(k) Property and Equipment, Net

Property and equipment are measured using the cost model and are stated at cost less accumulated depreciation. Acquisition cost includes mainly the costs directly attributable to the acquisition. Depreciation is calculated using the straight-line and declining methods over the following estimated useful lives:

	Depreciation Method	Useful Life
Land	Not depreciated	—
Buildings and facilities attached to buildings	Straight-line method	3 – 47 years
Machinery, equipment and automobiles	Declining balance method	2 – 15 years
Aircraft	Declining balance method	2 – 8 years
Software*	Straight-line method	5 years

*	Represents software that is non-detachable to the hardware.

The costs incurred for assets that were still under construction as of the year-end were reported as construction in progress. No provision for depreciation is made on the assets under construction until such time as the relevant assets are completed and ready for their intended use.

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value of the item disposed and proceeds realized thereon.

(l) Intangible Assets, Net

Intangible assets with an indefinite life are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired.

Intangible assets with finite lives are initially recorded at cost and amortized on a straight-line basis over the estimated economic useful lives of the respective assets. Acquired intangible assets from business combination are recognized and measured at fair value at the time of acquisition. Those assets represent assets with finite lives are further amortized on a straight-line basis over the estimated economic useful lives of the respective assets.

The estimated useful lives of intangible assets are as follows:

Useful Life
Patent use right	16 years
Trademarks	20 years
Customer Relationships	3 – 4 years
Others	3 years

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(m) Goodwill, Net

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

(n) Impairment of Long-lived Assets Other Than Goodwill

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

(o) Long-term Investments, Net

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

The Company recognizes both realized and unrealized gain and losses in its consolidated statements of operations and comprehensive income, classified with other income (expenses). Unrealized gains and losses represent observable price changes for investments in privately held entities that do not report NAV per share. Realized gains and losses represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. Impairments are realized losses, which result in an adjusted cost, and represent charges to reduce the carrying values of investments in privately held entities that do not report NAV per share, if impairments are deemed other than temporary, to their estimated fair values.

(p) Long-term Prepayments

Long-term prepayments consist primarily of prepayments made for purchasing property and equipment, cloud-based services, and deferred consumption tax.

(q) Long-term Investments in MCs — Related Parties

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(r) Corporate-owned Life Insurance Policies

The Company has purchased corporate-owned life insurance policies to insure its CEO and a key officer of the Company. Management considers these policies to be operating assets. These insurance policies are recorded at their cash surrender values, included in other assets in the consolidated balance sheets with change in cash surrender value during the period recorded in selling, general and administrative expenses.

(s) Lease

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

The Company classifies its leases as either finance leases or operating leases if it is the lessee, or sale-type, direct financing, or operating leases if it is the lessor. The following criteria is used to determine if a lease is a finance lease (as a lessee) or sales-type or direct financing lease (as a lessor):

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company commences recognition of rental income related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession or controls the physical use of the leased asset. Income from rentals related to fixed rental payments under operating leases is recognized on a straight-line basis over the respective operating lease terms. Amounts received currently but recognized as revenue in future periods are classified in other liabilities in the Company’s consolidated balance sheets.

Lessor accounting — sales-type leases

The Company purchases medical equipment from vendors and leases them to its customers, who are required to pay installments throughout the term of the leases. The lease agreements include lease payments that are fixed, do not contain residual value guarantees or variable lease payments. The lease terms are based on the non-cancellable term of the lease and the buyer may have options to terminate the lease in advance when meets certain conditions. The customers obtain control of the medical equipment when they physically possess the equipment.

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

(t) Revenue Recognition

The Company recognizes revenue from franchising services, procurement services, management services and other services or product sales under ASC Topic 606, “Revenue from Contracts with Customers”.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Labor supporting services

The Company generates revenue by dispatching staff to MCs to provide a range of services, primarily including clinic operation, IT, and administrative services, among which, clinic operation service has been fully terminated since October 2024. The Company recognizes the revenue over the time when services are rendered.

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

Rental Services Revenue

The Company generates rental income from operating leases and sales-type leases, which is accounted for under ASC Topic 842. Operating lease revenue is generally recognized on straight-line basis over the terms of the lease agreements and sales-type leases revenue is generally recognized on the lease commitment date. Also see Note 2(s).

Other Revenues

The Company generates other miscellaneous revenues such as accommodation services income, medicine dispensed sales revenue, brokerage services revenue, construction services revenue, pilot training services revenue, interest income, etc. These revenues are recognized when the Company satisfies performance obligations.

(u) Cost of Revenues

Cost of revenues primarily consists of costs of goods sold associated with sales-type leases, rent expenses associated with operating subleases, salaries and related expenses for personnel directly involved in delivery of services to customers, and allocation of indirect costs such as corporate overhead.

(v) Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and services and are included in selling, general and administrative expenses. The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the ASC 720-35, “Advertising Costs”. The advertising expenses were $2,782,944 and $3,367,608 for the years ended December 31, 2024 and 2023, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(w) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable and customer loans receivable. The Company places its cash and cash equivalents with financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

For the year ended December 31, 2024, customer A, B and C represent 26%, 23% and 23% of the Company’s total revenues, respectively. For the year ended December 31, 2023, customer A, B, C and D represent 29%, 24%, 23% and 11% of the Company’s total revenues, respectively.

As of December 31, 2024, customer A, B, C and D represent 17%, 28%, 26% and 10% of the Company’s total outstanding accounts receivable, respectively. As of December 31, 2023, customer A, B, C and D represent 26%, 24%, 22% and 13% of the Company’s total outstanding accounts receivable, respectively.

For the year ended December 31, 2024, no vendor accounts for more than 10% of the Company’s total purchase. For the year ended December 31, 2023, vendor A and B represent 14% and 12% of the Company’s total purchase, respectively.

As of December 31, 2024, vendor A and B represent 12% and 15% of the Company’s total outstanding accounts payable, respectively. As of December 31, 2023, vendor A, B and C represent 19%, 14% and 14% of the Company’s total outstanding accounts payable, respectively.

(x) Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker organizes segments within the company for making operating decisions assessing performance and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Management determined the Company’s operations constitute a single reporting segment.

(y) Comprehensive Income or Loss

ASC Topic 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in stockholders’ equity during a period from non-owner sources.

(z) Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per share reflects the potential dilution that could occur if stock options and other commitments to issue common shares were exercised or equity awards vest resulting in the issuance of common shares that could share in the net income of the Company.

(aa) Stock Based Compensation

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(bb) Related Parties and Transactions

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

(cc) Income Taxes

Income taxes are accounted for using an asset and liability method in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior years’ net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

The Company follows ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(dd) Fair Value Measurements

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

As of December 31, 2024 and 2023, the carrying values of current assets and current liabilities approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments. Debt that bears variable interest rates index to prime also approximates fair value as it reprices when market interest rates change.

Assets measured at fair value on a recurring basis as of December 31, 2024 and 2023 are summarized below.

Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2024
Long-term investments:
Equity investments at fair value with readily determinable fair value	$2,478,531	—	—	$2,478,531

Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2023
Long-term investments:
Equity investments at fair value with readily determinable fair value	—	—	—	—

(ee) Commitments and Contingences

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(ff) Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU No. 2023-09 is effective for public entities for annual reporting periods beginning after December 15, 2023, on a retrospective basis. Early adoption is permitted. The Company adopted this standard on December 31, 2024. See Note 20 for relevant segment disclosures.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption is permitted. In addition, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2023-09. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

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

The following amounts and balances of AMM were included in the Company’s consolidated financial statements of December 31, 2024 and 2023 and for the years then ended:

	As of December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$41,247	$28,934
Accounts receivable	20,076	26,916
Prepaid expenses and other current assets	32,493	11,074
Total Current Assets	93,816	66,924

Property and equipment, net	1,799,372	1,799,372
Loans receivable from subsidiaries of the Company	3,122,157	3,060,581
Other assets	2,275	2,275
Total Non-Current Assets	4,923,804	4,862,228

Total Assets	$5,017,620	$4,929,152

LIABILITIES
Current Liabilities
Accounts payable	$18,904	$17,942
Accrued liabilities and other current liabilities	17,824	17,824
Due to related party	2,797,018	2,875,408
Total Current Liabilities	2,833,746	2,911,174

Loan payable to a subsidiary of the Company	8,245,328	9,157,660
Total Non-current Liabilities	8,245,328	9,157,660

Total Liabilities	$11,079,074	$12,068,834

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — VARIABLE INTEREST ENTITY (cont.)

	For the Years Ended December 31,
	2024	2023
Revenues	$269,800	$163,146
Cost of revenues	$56,510	$61,647
Total operating expenses	$402,397	$128,549
Net loss	$(47,782)	$(27,050)
Net cash provided by (used in) operating activities	$(182,991)	$202,624
Net cash provided by (used in) investing activities	$195,000	$(90,000)
Net cash used in financing activities	$(78,390)	$(158,714)

NOTE 4 — BUSINESS COMBINATION AND ASSET ACQUISITION

Business Combination and Goodwill

The Company accounted for business combination using the acquisition method of accounting under ASC Topic 805. The total purchase price was allocated to the tangible and identifiable intangible assets acquired, liabilities assumed and non-controlling interest based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill.

The determination of fair values involves the use of significant judgments and estimates. The judgments used to determine the estimated fair value assigned to assets acquired and liabilities assumed, and the intangible asset useful lives, as well as the expected future revenue from the identifiable intangible assets and related discount rates, can materially impact the Company’s consolidated financial statements. Significant inputs and assumptions used for the model included the amount and timing of expected future revenues and discount rates.

Aesthetic Healthcare Holdings Pte. Ltd.

On November 20, 2024, the Company acquired 100% equity interest in Aesthetic Healthcare Holdings Pte. Ltd. (“AHH”) and its subsidiaries, which operate medical aesthetics clinics in Singapore, with a cash consideration of 7.80 million Singapore Dollars ($5,725,590). The Company aimed to enter the medical aesthetics industry in the Singaporean market through this acquisition.

The purchase price allocation was determined by the Company with assistance of a third-party valuation. The purchase price was allocated on the acquisition date as follows:

Cash and cash equivalents	$1,489,581
Inventories	259,086
Prepaid expense and other current assets	114,379
Property and equipment, net	650,119
Intangible assets, net	1,534,349
Operating lease right-of-use assets	1,187,640
Long-term prepayments	398,834
Other assets	352,802
Accounts payable	(399,037)
Accrued liabilities and other current liabilities	(354,557)
Advance from customers	(726,857)
Operating lease liabilities, current	(832,314)
Current portion of long-term loans	(35,742)
Income tax payable	(47,229)
Deferred tax liabilities	(345,269)
Operating lease liabilities, non-current	(405,107)
Other liabilities	(269,155)
Total identifiable net assets	2,571,523
Goodwill	3,154,067
Total purchase consideration	$5,725,590

The intangible assets identified in conjunction with the acquisition of AHH primarily consist of trademarks, which will be amortized over a useful life of twenty years on a straight-line basis.

Pro forma results of operations for the business combination have not been presented because they are not material to the consolidated statements of operations and comprehensive income for the years ended December 31, 2024 and 2023.

The Company consolidates AHH and its subsidiaries’ financial information on a three-month reporting lag. Accordingly, given the acquisition closing date of November 20, 2024, the operating results of AHH for the period subsequent to the acquisition date will be recorded in the Company’s consolidated financial statements beginning 2025.

The Company’s policy is to perform its annual impairment testing on goodwill for its reporting unit at the end of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist. The Company did not recognize any impairment loss on goodwill during the years ended December 31, 2024 and 2023.

Asset Acquisition

The following acquisition did not meet the definition of a business combination under ASC Topic 805, so the Company accounted for the transaction as asset acquisition. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets. In addition, related transaction expenses are capitalized and allocated to the net assets acquired on a relative fair value basis.

Kijimadairakanko Inc.

On April 3, 2023, the Company acquired 100% equity interest of Kijimadairakanko Inc. (“Kijima”), a company operating ski resorts and tourism-related business, with a cash consideration of JPY1,026,152 ($7,029). Meanwhile, the Company’s preexisting loans of JPY103,000,000 ($705,528) to Kijima were considered effectively settled upon the acquisition. The settlement amount was included in the total purchase consideration summarized as follows:

Cash consideration	$7,029
Effective settlement of preexisting loans	705,528
Total consideration	$712,557

The following table summarizes the amounts for the Kijima acquisition which were allocated to the fair value of aggregated net assets acquired:

Cash and cash equivalents	$729,580
Accounts receivable	36,389
Inventories	17,636
Prepaid expenses and other current assets	5,717
Property and equipment, net	889,397
Other assets	30,983
Accounts payable	(143,340)
Advances from customers	(647,061)
Income tax payable	(1,250)
Long-term loans	(205,494)
Net assets acquired	$712,557

The assets in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable.

The results of operations, financial position and cash flows of Kijima have been included in the Company’s consolidated financial statements since the date of acquisition.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — DISPOSAL OF SUBSIDIARIES

Cellpro Japan Co., Ltd.

On January 1, 2024, the Company disposed of its subsidiary, Cellpro Japan Co., Ltd. (“Cellpro”), to Waqoo Inc. (“Waqoo”), a Japanese company listed on the Tokyo Stock Exchange, of which the CEO of the Company is a non-controlling shareholder with more than 10% ownership interest, in exchange for 353,600 shares of Waqoo’s common stock through a share exchange agreement. The disposal of Cellpro did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results. As a result, the results of operations for Cellpro were not reported as discontinued operations. During the year ended December 31, 2024, the Company recognized a gain of $3,813,609 on the disposal of Cellpro.

After the stock exchange, SBC Japan became a shareholder with less than 10% ownership interest of Waqoo. The common stock of Waqoo was recorded as an investment in a public entity with readily determinable fair value, which was included in long-term investments. Also see Note 10 for further details.

Kijimadairakanko Inc. and Skynet Academy Co., Ltd.

On December 23, 2024, the Company disposed of its subsidiary, Kijimadairakanko Inc. (“Kijima”) to SBC Inc., formerly known as SBC China Inc., a company controlled by the CEO of the Company, who is also the controlling shareholder of the Company, for a cash consideration of JPY 1. In connection with this transaction, Kijima’s existing loans of JPY826,000,000 ($5,268,227) from SBC Inc. were deemed effectively settled as a result of the disposal. The settlement amount was included in the total disposal consideration summarized as follows:

Cash consideration	$0
Effective settlement of existing loans	5,268,227
Total consideration	$5,268,227

On December 23, 2024, the Company disposed of its subsidiary, Skynet Academy Co., Ltd. (“Skynet”), to Hariver Inc., a company controlled by the CEO of the Company, who is also the controlling shareholder of the Company, for a cash consideration of JPY70,000,000 ($446,460).

The consideration received in excess of the net book value of net assets disposed, totaling $1,473,571 for Kijima and Skynet, was included as a deemed contribution in connection with disposal of subsidiaries in the Company’s consolidated statements of changes in stockholders’ equity, including the derecognition of goodwill of $1,724,040. The disposal of Kijima and Skynet did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results. As a result, the results of operations for Kijima and Skynet were not reported as discontinued operations.

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2024 and 2023, prepaid expenses and other current assets consist of the following:

	December 31, 2024	December 31, 2023
Advances to suppliers	$9,693,043	$6,497,608
Convertible note receivable*	—	1,000,000
Other receivables**	1,558,223	2,390,276
Others	25,536	162,121
Total	$11,276,802	$10,050,005

*	In May 2023, the Company purchased from Pono, a special purpose acquisition company, a convertible promissory note (“Pono Promissory Note”) in aggregate principal amount of $1,000,000, which will automatically convert into shares of Class A common stock of Pono at a conversion price of $10.00 per unit immediately prior to the expected Pono Merger. In February 2024, the Company and Pono entered into an Amendment to the Note Purchase Agreement, which increased the principal amount of the convertible promissory note from $1,000,000 to $2,700,000. On September 17, 2024, upon the consummation of Pono Merger, the promissory note was converted into 270,000 common shares. See Note 16 for further details.
**	Represent a refundable deposit to be returned by a supplier, reimbursement receivables from a business partner, and other miscellaneous receivables.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — FINANCE LEASE RECEIVABLES

As of December 31, 2024 and 2023, finance lease receivables consist of the following:

	December 31, 2024	December 31, 2023
Future minimum lease payments receivable	$14,427,511	$9,586,741
Estimated residual value	—	—
Gross finance lease receivables	14,427,511	9,586,741
Less: unearned interest income	(37,344)	(22,688)
Finance lease receivables	$14,390,167	$9,564,053
Finance lease receivables, current	$5,992,585	$6,143,564
Finance lease receivables, non-current	$8,397,582	$3,420,489

As of December 31, 2024, maturities of the Company’s gross finance lease receivables are as follow:

Years ending December 31,
2025	$6,000,609
2026	5,505,139
2027	2,921,763
Thereafter	—
Total	$14,427,511

NOTE 8 — PROPERTY AND EQUIPMENT, NET

As of December 31, 2024 and 2023, property and equipment, net consist of the following:

	December 31, 2024	December 31, 2023
Land	$2,008,132	$1,799,443
Buildings and facilities attached to buildings	5,373,424	8,412,348
Machinery, equipment and automobiles	4,312,270	5,539,542
Aircraft	3,510,376	4,091,772
Software	4,811,260	3,778,911
Construction in progress	—	591,306
Subtotal	20,015,462	24,213,322
Less: accumulated depreciation	(8,749,391)	(8,231,990)
Less: accumulated impairment	(2,494,169)	(2,399,315)
Property and equipment, net	$8,771,902	$13,582,017

In August 2023, the Company disposed of certain properties to General Incorporated Association SBC, an entity controlled by the CEO of the Company, who is the sole stockholder of the Company. The payment in excess of the net book value received from General Incorporated Association SBC of $9,620,453 was included as a deemed contribution in connection with disposal of property and equipment in the Company’s consolidated statements of changes in stockholders’ equity.

Depreciation expense was $2,726,348 and $6,586,036 for the years ended December 31, 2024 and 2023, respectively.

The Company recognized an impairment loss of nil and $204,026, and a gain on disposal of property and equipment of $325,761 and $249,532 for the years ended December 31, 2024 and 2023, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INTANGIBLE ASSETS, NET

INTANGIBLE ASSETS, NET

As of December 31, 2024 and 2023, intangible assets, net consist of the following:

	December 31, 2024	December 31, 2023
Assembled workforce	$—	$8,976,567
Patent use right	16,582,795	18,435,140
Trademarks	1,237,820	—
Customer Relationships	192,911	—
Others	159,321	212,190
Subtotal	18,172,847	27,623,897
Less: accumulated amortization	(2,072,849)	(7,884,621)
Less: accumulated impairment	(14,509,946)	—
Intangible assets, net	$1,590,052	$19,739,276

Amortization expense was $1,073,029 and $5,660,906 for the years ended December 31, 2024 and 2023, respectively.

The Company recognized an impairment loss of $15,058,965 on patent use right for the year ended December 31, 2024.

Estimated future amortization expense related to intangible assets as of December 31, 2024 is as follows:

For the Years Ended December 31,	Amortization Expenses
2025	$133,945
2026	160,734
2027	160,734
2028	78,365
2029	61,891
Thereafter	994,383
Total	$1,590,052

NOTE 10 — LONG-TERM INVESTMENTS, NET

As of December 31, 2024 and 2023, long-term investments, net consist of the following:

	December 31, 2024	December 31, 2023
Investments in private entities or organizations that do not report NAV per share:
Entities or organizations without observable price changes	$1,719,770	$1,557,366
Investment in a public entity with readily determinable fair value – related party	2,478,531	—
Less: accumulated impairment	(1,148,329)	(707,932)
Long-term investments, net	$3,049,972	$849,434

The Company recognized a realized gain on available-for-sale debt securities of nil and $223,164 for the years ended December 31, 2024 and 2023, respectively.

In January 2024, in connection with the disposal of Cellpro, the Company acquired 353,600 shares of common stock of Waqoo, representing less than a 10% ownership interest, a related-party company listed on the Tokyo Stock Exchange. During the year ended December 31, 2024, the Company recognized an unrealized loss of $2,617,435 on the investment in Waqoo.

The Company recognized an impairment loss of $529,596 and nil on long-term investments in privately held entities that do not repot NAV per share for the years ended December 31, 2024 and 2023, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — OTHER ASSETS

As of December 31, 2024 and 2023, other assets consist of the following:

	December 31, 2024	December 31, 2023
Security deposits	$2,921,855	$3,049,112
Corporate-owned life insurance policies	11,563,720	11,529,700
Long-term loans receivable, primarily student loans	578,995	647,641
Others	488,883	215,605
Total	$15,553,453	$15,442,058

NOTE 12 — ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

As of December 31, 2024 and 2023, accrued liabilities and other current liabilities consist of the following:

	December 31, 2024	December 31, 2023
Individual income tax withheld on behalf of employees	$859,446	$943,195
Wages and bonus payables	3,173,679	6,264,711
Consumption tax payable	3,827,080	12,968,580
Liabilities assumed in connection with purchase of property and equipment	25,312	656,508
Excise and franchise tax payable	15,095	—
Others	202,582	176,015
Total	$8,103,194	$21,009,009

NOTE 13 — LONG-TERM LOANS

As of December 31, 2024 and 2023, the Company’s long-term loans from banks and other financial institution consist of following:

Indebtedness	Weighted Average Interest Rate*	Weighted Average Years to Maturity*	December 31, 2024	December 31, 2023
Guaranteed loans
Fixed rate loans	0.04%	0.08	$185,766	$575,191
Variable rate loans	1.15%	2.83	6,377,998	289,226
Subtotal	1.19%	2.91	6,563,764	864,417

Unsecured loans
Fixed rate loans	0.01%	0.00	35,742	354,522
Subtotal	0.01%	0.00	35,742	354,522

Total long-term loans	1.20%	2.91	6,599,506	1,218,939

Less: current portion			(96,824)	(156,217)
Non-current portion			$6,502,682	$1,062,722

*	Pertained to information for loans outstanding as of December 31, 2024.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — LONG-TERM LOANS (cont.)

The Company borrowed loans from various banks and a financial institution for working capital purposes.

Interest expense was $28,300 and $45,292 for the years ended December 31, 2024 and 2023, respectively.

The guaranteed information of the Company’s outstanding loans as of December 31, 2024 and 2023 consists of the following:

	December 31, 2024	December 31, 2023
Co-guaranteed by CEO of subsidiaries within the Company’s organizational structure and Tokyo Credit Guarantee Association	$185,766	$747,474
Co-guaranteed by CEO of a subsidiary within the Company’s organizational structure and Kanagawa Credit Guarantee Association	$—	$116,943
Guaranteed by a subsidiary within the Company’s organizational structure	$6,377,998	$—

As of December 31, 2024, future minimum payments for long-term loans are as follows:

Years ending December 31,	Principal Repayment
2025	$96,824
2026	66,580
2027	6,436,102
2028	—
2029 and thereafter	—
Total	$6,599,506

NOTE 14 — OPERATING LEASES — AS A LESSEE

The Company has entered into operating leases for offices and sublease purposes, with terms ranging from two to seven years. The estimated effect of lease renewal and termination options, as applicable, that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right-of-use assets and lease liabilities was included in the consolidated financials.

During the years ended December 31, 2024 and 2023, certain operating leases were guaranteed by related parties of the Company.

Operating lease expenses for lease payments are recognized on a straight-line basis over the lease term. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets.

The components of lease costs are as follows:

	For the Years Ended December 31,
	2024	2023
Operating lease costs	$3,877,048	$4,056,387
Short-term lease costs	286,009	757,457
Total lease costs	$4,163,057	$4,813,844

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — OPERATING LEASES — AS A LESSEE (cont.)

The following table presents supplemental information related to the Company’s operating leases:

	For the Years Ended December 31,
	2024	2023
Operating cash flows from operating leases	$4,105,434	$4,005,952
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$2,305,199
Remeasurement of operating lease liabilities and right-of use assets due to lease modifications	$2,908,554	$2,110,079
Weighted average remaining lease term (years)	1.66	2.30
Weighted average discount rate (per annum)	0.65%	0.19%

As of December 31, 2024, the future maturity of lease liabilities is as follows:

Years ending December 31,	Lease Payment
2025	$4,361,879
2026	712,869
2027	263,412
2028	109,906
2029	109,906
Thereafter	54,950
Total undiscounted lease payments	5,612,922
Less: imputed interest	(29,874)
Total operating lease liabilities	$5,583,048

NOTE 15 — INCOME TAXES

United States

SBC Holding, SBC USA, SBC Healthcare Inc., SBC Irvine, LLC, and Aikawa Medical Management, Inc. are incorporated in the United States and subject to federal income tax rate at 21% and California state income tax rate at 6.98%.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. During the years ended December 31, 2024 and 2023, substantially all the taxable income of the Company is generated in Japan. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory rate of approximately 34.69% and 34.69% for the years ended December 31, 2024 and 2023, respectively.

Vietnam

Shoubikai Medical Vietnam Co., Ltd. is incorporated in Vietnam and subject to income tax rate at 20% statutory tax rate with respect to the assessable profits generated from Vietnam.

Singapore

Aesthetic Healthcare Holdings Pte. Ltd. and its subsidiaries are incorporated in Singapore and subject to income tax rate at 17% statutory tax rate with respect to the assessable profits generated from Singapore.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — INCOME TAXES (cont.)

For the years ended December 31, 2024 and 2023, the Company’s income tax expenses are as follows:

	For the Years Ended December 31,
	2024	2023
Current	$41,183,012	$30,905,334
Deferred	(14,417,087)	4,113,395
Total	$26,765,925	$35,018,729

From October 2023, the Company underwent a tax examination conducted by the Japanese tax authority for the income tax returns filed by SBC Japan for the years ended March 31, 2016 through March 31, 2023, the income tax returns filed by L’Ange Sub for the years ended February 28, 2021 through February 28, 2023, and the income tax returns filed by Shobikai Sub for the years ended March 31, 2021 through March 31, 2023. The tax examination was completed, and the subsidiaries of the Company filed the amended tax returns or received the correction notices from the Japanese tax authority in May 2024. There was no material difference between the final result and the income tax liabilities recorded by the Company for the year ended December 31, 2023.

A reconciliation of the effective income tax rates reflected in the accompanying consolidated statements of operations and comprehensive income to the statutory federal tax rates for the years ended December 31, 2024 and 2023 are as follows:

	For the Years Ended December 31,
	2024	2023
Statutory federal rate	21.00%	34.69%
State income tax expense, net of federal income tax effect	6.98%	—
Effect of income tax rate difference under different tax jurisdictions	8.79%	0.59%
Expenses not deductible for tax purpose	0.46%	(1.88)%
Effect of change in valuation allowance	2.10%	12.04%
Effect of tax payments and dues	(3.27)%	(1.38)%
Other adjustments	0.38%	3.53%
Effective tax rate	36.44%	47.59%

The tax effects of temporary differences that give rise to the deferred income tax assets and liabilities on December 31, 2024 and 2023 are presented below:

	December 31, 2024	December 31, 2023
Deferred income tax assets
Revenue and expense adjustments	$2,317,931	$4,142,338
Change in cash surrender value of life insurance policies	370,625	(1,168,097)
Lease liabilities	1,507,518	2,195,824
Net operating losses carried forward	13,543,915	7,397,655
Impairment on intangible asset	5,498,205	—
Fair value change of long-term investments	877,026	—
Others	178,597	220,885
Total deferred income tax assets	24,293,817	12,788,605
Less: valuation allowance	(8,640,332)	(7,397,655)
Total deferred income tax assets, net	$15,653,485	$5,390,950

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — INCOME TAXES (cont.)

	December 31, 2024	December 31, 2023
Deferred income tax liabilities
Revenue and expense adjustments	$(2,602,712)	$(9,131,874)
Change in cash surrender value of life insurance policies	(1,720,120)	—
Right-of-use assets	(1,415,168)	(2,053,535)
Intangible assets acquired through business acquisition	(354,739)	—
Others	(688,698)	(219,106)
Total deferred income tax liabilities	$(6,781,437)	$(11,404,515)

Deferred income tax assets, net	$9,798,071	$—
Deferred income tax liabilities, net	$(926,023)	$(6,013,565)

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. The Company regularly assesses the ability to realize its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The Company weighs all available positive and negative evidence, including its earnings history and results of recent operations, projected future taxable income, and tax planning strategies.

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth. The adjustments of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is adjusted. Based upon the level of historical taxable profit and projections for future taxable profit over the periods for which the deferred tax assets are deductible, management believes it is probable that the Company will utilize the benefits of these deferred tax assets as of December 31, 2024 and 2023. Uncertainty of estimates of future taxable profit could increase due to changes in the economic environment surrounding the Company, effects by market conditions, effects of currency fluctuations or other factors.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the applicability of interest and penalties) based on technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2024 and 2023, the management considered the Company did not have any significant unrecognized uncertain tax positions. The Company does not participate in any significant increases or decreases in unrecognized tax benefits in the next twelve months from December 31, 2024. Open tax years in Japan are five years. The Company’s income tax returns filed in Japan for the tax years prior March 31, 2023 were examined by the relevant tax authorities.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — SHAREHOLDERS’ EQUITY

The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.0001 per share (“Common Stock”), and 20,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

Shares issued under Pono Merger

On September 17, 2024, upon the consummation of Pono Merger, the Company issued 94,192,433 shares of common stock to the former shareholder of SBC USA as merger consideration, and the Company gave effect to the issuance of 5,080,820 shares of common stock for the Class A common stock that were previously issued by Pono and outstanding at the closing date of Pono Merger. In addition, Pono Promissory Note of $2,700,000 was automatically converted to 270,000 shares of common stock, held by SBC USA, which were recorded as treasury stock on the consolidated balance sheets.

On September 18, 2024, the Company issued 339,565 shares of common stock for no proceeds as follows: (i) 83,250 shares to Wolverine Flagship Fund Trading Limited, (ii) 96,030 shares to Amethyst Arbitrage International Master Fund, (iii) 100,000 shares to Radcliffe SPAC Master Fund, L.P. and (iv) 60,285 shares to Verition Multi-Strategy Master Fund Ltd. as incentive shares pursuant to the Non-Redemption Agreements, entered into in May 2023, by and among Pono, Mehana Capital LLC and certain unaffiliated stockholders, including Wolverine Flagship Fund Trading Limited, Amethyst Arbitrage International Master Fund, Radcliffe SPAC Master Fund, L.P. and Verition Multi-Strategy Master Fund Ltd (“Non-Redemption Agreements”).

As of December 31, 2024 and December 31, 2023, there were 103,020,816 and 94,192,433 shares issued, 102,750,816 and 94,192,433 shares outstanding, respectively, and no preferred stock issued and outstanding, after giving retrospective effects of reverse recapitalization on September 17, 2024.

Stock-based compensation

 On November 18, 2022 (“Effective Date”), the Company entered into a Common Stock Purchase Warrant Agreement (the “Warrant Agreement”) with HeartCore Enterprise, Inc. (“HeartCore”) pursuant to which it agreed to compensate HeartCore with common stock purchase warrants (the “Warrants”) in exchange for professional services to be provided by HeartCore in connection with its merger or other transaction with a special purpose acquisition company (“SPAC”) wherein the Company becomes a subsidiary of the SPAC (the “Merger”). The Warrants were fully vested as of the Effective Date, however, HeartCore can exercise the Warrants in 10 years only upon the Company’s consummation of the Merger or the occurrence of other fundamental events defined in the Warrant Agreement to purchase 2.7% of the fully diluted shares of the Company’s common stock as of the date of the Merger, for an exercise price per share of $0.01. As the performance condition of exercisability was satisfied upon the consummation of Pono Merger, the Company recognized stock-based compensation of $13,022,692 during the year ended December 31, 2024. On September 27, 2024, the Warrants were fully exercised, and 3,137,998 shares of common stock were issued.

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

As of December 31, 2024 and 2023, there were nil and 1,131,810 common stock options and warrants granted to related parties of the Company, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — SHAREHOLDERS’ EQUITY (cont.)

The following table summarizes the stock option/warrant activities and related information for the years ended December 31, 2024 and 2023:

	Number of Warrants*	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2023	3,137,998	$0.01	10.00	$—
Granted	1,781,000	0.0001	10.00	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
As of December 31, 2023	4,918,998	$0.0064	10.00	$—
Granted	449,190	0.0001	10.00	—
Additions pursuant to Pono Merger**	12,134,375	11.50	5.00	—
Exercised	(3,137,998)	0.01	—	—
Forfeited/Cancelled	(2,230,190)	0.0001	—	—
As of December 31, 2024**	12,134,375	$11.50	4.80	$—
Vested and exercisable as of December 31, 2024	12,134,375	$11.50	4.80	$—

*	The number of Warrants granted to HeartCore was updated to reflect the adjustment upon the consummation of Pono Merger.

**	As of December 31, 2024, there were 12,134,375 warrants issued by Pono, prior to Pono Merger, among which 11,500,000 warrants were issued through its initial public offering (“IPO”) (“Public Warrants”) and 634,375 were issued through a private placement (“Placement Warrants”). Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share at any time commencing on October 17, 2024 until October 17, 2029, or earlier upon redemption or liquidation.

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

NOTE 17 — DISAGGREGATION OF REVENUES

Revenues generated from different revenue streams consist of the following:

	For the Years Ended December 31,
	2024	2023
Franchising revenue	$61,033,032	$42,103,380
Procurement revenue	54,814,399	53,186,662
Management services revenue	53,113,155	72,282,549
Rental services revenue	16,141,714	7,336,768
Others	20,313,242	18,633,064
Total	$205,415,542	$193,542,423

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — DISAGGREGATION OF REVENUES (cont.)

During the years ended December 31, 2024 and 2023, the Company recognized revenue of $1,970,889 and $973,866 from the opening balance of advances from customers, respectively; and revenue of nil and $1,382,803 from the opening balance of advances from customers — related parties, respectively.

As of December 31, 2024 and 2023, and for the years then ended, substantially all of our long-lived assets and revenues generated were attributed to the Company’s operation in Japan.

NOTE 18 — RELATED PARTY TRANSACTIONS

The related parties that had material transactions for the years ended December 31, 2024 and 2023 consist of the following:

Name of Related Parties	Nature of Relationship as of December 31, 2024
Yoshiyuki Aikawa	Controlling shareholder, director and CEO of the Company
Yoshiko Aikawa	Representative director of subsidiaries of the Company
Mizuho Yamashita	Director of a subsidiary of the Company
Medical Corporation Shobikai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Kowakai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Nasukai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Aikeikai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Jukeikai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Ritz Cosmetic Surgery	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Association Junikai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Association Furinkai	The relatives of the CEO of the Company being the Members of the MC
Japan Medical & Beauty Inc.	Controlled by the CEO of the Company
SBC Inc., previously known as SBC China Inc.	Controlled by the CEO of the Company
Hariver Inc.	Controlled by the CEO of the Company
General Incorporated Association SBC	The CEO of the Company being the Member of General Incorporated Association SBC
Public Interest Foundation SBC Medical Promotion Foundation	The relative of CEO of the Company being a Member of Public Interest Foundation SBC Medical Promotion Foundation
AI Med Inc.	The CEO of the Company is a principal shareholder of AI Med Inc.
Amulet Inc.	Controlled by Mizuho Yamashita, a director of a subsidiary of the Company
SBC Irvine MC	Significantly influenced by the Company
SBC Tokyo Medical University, previously known as Ryotokuji University	The CEO of the Company is the chairman of SBC Tokyo Medical University
SBC Shonan Osteopathic Clinic Inc.	The CEO of the Company is a principal shareholder of SBC Shonan Osteopathic Clinic Inc.
Waqoo Inc.	The CEO of the Company is a principal shareholder of Waqoo Inc.
General Incorporated Association Taiseikai	The relatives of CEO of the Company being the Members of General Incorporated Association Taiseikai
Skynet Academy Co., Ltd.*	Controlled by the CEO of the Company
Kijimadairakanko Inc.*	Controlled by the CEO of the Company

*	Former subsidiaries of the Company that were disposed of to companies controlled by the CEO of the Company on December 23, 2024.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — RELATED PARTY TRANSACTIONS (cont.)

During the years ended December 31, 2024 and 2023, the transactions with related parties are as follows:

	For the Years Ended December 31,
Revenues from related parties	2024	2023
Medical Corporation Shobikai	$53,862,520	$56,554,316
Medical Corporation Kowakai	46,756,189	45,115,149
Medical Corporation Nasukai	46,355,437	45,893,461
Medical Corporation Aikeikai	17,997,072	21,521,302
Medical Corporation Jukeikai	5,666,907	4,518,846
Medical Corporation Ritz Cosmetic Surgery	7,435,446	2,603,405
Japan Medical & Beauty Inc.	39,620	488,023
Hariver Inc.	19,810	21,740
SBC Inc., previously known as SBC China Inc.	2,512	467
Public Interest Foundation SBC Medical Promotion Foundation	107	387
General Incorporated Association SBC	801	569
SBC Tokyo Medical University, previously known as Ryotokuji University	45,286	231,191
Yoshiyuki Aikawa	98,445	67,516
Mizuho Yamashita	—	19,214
Amulet Inc.	—	3,587
AI Med Inc.	787	556,397
SBC Irvine MC	1,204,107	1,298,539
Medical Corporation Association Furinkai	11,708,183	2,923,608
Medical Corporation Association Junikai	3,923,228	851,105
General Incorporated Association Taiseikai	692	—
SBC Shonan Osteopathic Clinic Co., Ltd.	56,740	69,227
Total	$195,173,889	$182,738,049

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — RELATED PARTY TRANSACTIONS (cont.)

As of December 31, 2024 and 2023, the balances with related parties are as follows:

Accounts receivable	December 31, 2024	December 31, 2023
Medical Corporation Shobikai	$5,091,430	$9,251,427
Medical Corporation Nasukai	8,552,722	8,447,448
Medical Corporation Kowakai	7,742,251	7,841,059
Medical Corporation Aikeikai	3,071,378	4,661,649
Medical Corporation Jukeikai	993,944	1,358,213
Medical Corporation Association Furinkai	1,263,602	1,039,074
Medical Corporation Ritz Cosmetic Surgery	817,283	520,891
Medical Corporation Association Junikai	283,298	348,187
Japan Medical & Beauty Inc.	—	139,767
SBC Tokyo Medical University, previously known as Ryotokuji University	536	66,546
AI Med Inc.	33	2,329
SBC Inc., previously known as SBC China Inc.	137	45
Public Interest Foundation SBC Medical Promotion Foundation	36	37
SBC Shonan Osteopathic Clinic Co., Ltd.	4	—
SBC Irvine MC	693,850	—
Kijimadairakanko Inc.	336,176	—
Total	$28,846,680	$33,676,672

Finance lease receivables	December 31, 2024	December 31, 2023
Medical Corporation Shobikai	$1,877,291	$2,568,709
Medical Corporation Kowakai	2,490,705	2,779,347
Medical Corporation Nasukai	3,872,683	2,019,117
Medical Corporation Aikeikai	1,047,821	1,782,124
Medical Corporation Ritz Cosmetic Surgery	2,479,771	79,439
Medical Corporation Jukeikai	500,244	335,317
Medical Corporation Association Furinkai	1,891,412	—
Medical Corporation Association Junikai	197,452	—
SBC Shonan Osteopathic Clinic Co., Ltd.	32,788	—
Total	$14,390,167	$9,564,053
Less: current portion	(5,992,585)	(6,143,564)
Non-current portion	$8,397,582	$3,420,489

Due from related party, net	December 31, 2024	December 31, 2023
SBC Irvine MC	$2,836,013	$3,238,209
Less: allowance for credit loss	(2,836,013)	(3,238,209)
Total	$—	$—

Long-term investments in MCs - related parties	December 31, 2024	December 31, 2023
Medical Corporation Shobikai	$6,378	$7,090
Medical Corporation Kowakai	6,378	7,090
Medical Corporation Nasukai	6,378	7,090
Medical Corporation Aikeikai	6,378	7,090
Medical Corporation Jukeikai	6,859,913	7,626,184
Medical Corporation Ritz Cosmetic Surgery	10,935,485	12,157,011
Total	$17,820,910	$19,811,555

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — RELATED PARTY TRANSACTIONS (cont.)

Accounts payable	December 31, 2024	December 31, 2023
Japan Medical & Beauty Inc.	$659,044	$—
Total	$659,044	$—

Advances from customers	December 31, 2024	December 31, 2023
Medical Corporation Shobikai	$5,076,300	$13,438,645
Medical Corporation Kowakai	1,801,034	4,237,765
Medical Corporation Nasukai	1,745,069	4,117,597
Medical Corporation Aikeikai	379,931	1,168,947
Medical Corporation Jukeikai	140,170	85,044
Medical Corporation Ritz Cosmetic Surgery	45,701	10,177
SBC Shonan Osteopathic Clinic Co., Ltd.	16,395	—
Medical Corporation Association Furinkai	940,007	—
Medical Corporation Association Junikai	1,594,926	—
Total	$11,739,533	$23,058,175

Notes payable – related parties	December 31, 2024	December 31, 2023
Medical Corporation Shobikai	$4,653	$5,264,101
Medical Corporation Kowakai	14,672	3,855,650
Medical Corporation Nasukai	8,827	4,099,032
Medical Corporation Aikeikai	2,236	1,561,642
Medical Corporation Jukeikai	—	268,552
Medical Corporation Ritz Cosmetic Surgery	1,201	268,445
Total	$31,589	$15,317,422
Less: current portion	(26,255)	(3,369,203)
Non-current portion	$5,334	$11,948,219

Due to related party	December 31, 2024	December 31, 2023
Yoshiyuki Aikawa	$2,823,590	$3,583,523
Total	$2,823,590	$3,583,523

Allowance for credit loss movement	December 31, 2024	December 31, 2023
Beginning balance	$3,238,209	$2,867,455
Provision for credit loss	622,804	370,754
Reversal of credit loss	(1,025,000)	—
Ending balance	$2,836,013	$3,238,209

Other income	December 31, 2024	December 31, 2023
Medical Corporation Shobikai	$999,350	$—
Medical Corporation Kowakai	568,092	—
Medical Corporation Nasukai	764,809	—
Medical Corporation Aikeikai	316,352	—
Medical Corporation Jukeikai	24,474	—
Total	$2,673,077	$—

The balances of due to and due from related parties represent the outstanding loans to and from related parties, respectively, as of December 31, 2024 and 2023. These loans are non-secured, interest-free and due on demand.

In February 2023, the Company paid off the retirement compensation expense accrued to Yoshiko Aikawa.

During the years ended December 31, 2024 and 2023, the Company purchased medical equipment and cosmetics of $8,472,202 and $2,842,588, respectively, from Japan Medical & Beauty Inc., which was recognized and included in the cost of revenues.

Also see Note 2(a), 5, 8, 10, 13, 14, 16, 17 and 21 for more transactions with related parties.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — MISAPPROPRIATION LOSS

In January 2024, before the issuance of the Company’s consolidated financial statements as of December 31, 2023 and for the year then ended, in connection with a routine tax examination of the Company’s income tax returns, the Japanese tax authority discovered misappropriations of Company funds by a former director of general affairs and legal department of L’Ange Cosmetique Co., Ltd., which is a subsidiary of the Company (the “former director”), who received kickbacks from multiple vendors of SBC Japan (collectively with the former director, the “participants”) possibly beginning as early as 2012 until the misappropriations were discovered. The former director was suspended immediately upon the discovery and was terminated effective February 23, 2024. The Company has commenced a criminal complaint in Tokyo against the participants.

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

The Company found no evidence that any other employee of the Company was aware of, or colluded in, the misappropriations of Company funds or that there was any unlawful activity apart from that associated with the participants’ misappropriations of Company funds. The misappropriated amounts, excluding the consumption tax, representing advertising services purchased on behalf of a related-party MC, were originally included in the revenues reported on a net basis. After discovery of the misappropriations, the amounts were reported as a misappropriation loss. For the year ended December 31, 2023, the Company recorded a misappropriation loss of $409,030.

NOTE 20 — SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”), Chief Executive Officer, reviews consolidated results of operations to make decisions, therefore the Company views its operations and manages its business as a single operating segment. The Company’s revenues for its single operating segment are derived from providing comprehensive management services to MCs and their clinics.

The accounting policies for the single operating segment are the same as those described in Note 2. The CODM evaluates performance for the Company’s single operating segment and decides how to allocate resources based on the Company’s consolidated net income that is reported in the consolidated statements of operations and comprehensive income as net income. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM allocates resources across the Company based on consolidated net income derived during the annual budgeting process and throughout the year in monitoring actual results compared to budget and updated forecasts. These results are used to assess segment performance.

The operating segment financial information regularly reviewed by the CODM, inclusive assets, revenues, expenses, profit or loss, and noncash items are presented on a consolidated basis in the same amount and using the same captions as those included in the consolidated statements of operations and comprehensive income, consolidated balance sheets, and consolidated statements of cash flows. There are no additional segment expense categories regularly provided to the CODM. Therefore, there are also no amounts classified as other segment items requiring disclosure.

NOTE 21 — COMMITMENT

As of December 31, 2024 and 2023, a subsidiary of the Company provided a guarantee on the debt of its CEO in the amounts of $262,095 and $329,155, respectively. As of December 31, 2024 and 2023, the Company did not record a liability in the consolidated balance sheets for the guarantee because it was not probable that the Company would be required to make payments under the guarantee.

NOTE 22 — SUBSEQUENT EVENTS

In January 2025, the Company effected a merger in which SBC Japan and Shobikai Sub merged with and into L’Ange Sub. As a result, the separate corporate existence of SBC Japan and Shobikai Sub ceased, with L’Ange Sub continuing as the surviving company. Following the merger, L’Ange Sub changed its name to SBC Medical Group Co., Ltd.

In February 2025, the Company issued 860,435 shares of common stock, with no proceeds, to Mehana Capital LLC as incentive shares pursuant to the Non-Redemption Agreements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Specifically, as previously disclosed, as of the fiscal year ended December 31, 2023, and as described below, we identified material weaknesses in our internal control over financial reporting.

Despite the identified material weaknesses, we believe that our consolidated financial statements and other information contained in this Annual Report fairly present, in all material respects, our financial condition, and results of operations for the periods presented.

We remain committed to ongoing improvements in our disclosure controls and internal control over financial reporting, as outlined in the remediation plan below.

Material Weaknesses

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

In connection with the discovery of the misappropriations of funds as described in more details under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Misappropriations of Funds”, we have identified material weaknesses as of December 31, 2023, which remain un-remediated as of December 31, 2024, in our internal control over financial reporting resulting from our failure to maintain an effective control environment, risk assessment processes and monitoring activities.

Our system of internal control failed to detect the misappropriations of funds due to the following material weaknesses of the Company:

1. Control Environment. We did not maintain an effective control environment that fully emphasized the establishment of adherence to effective internal control over financial reporting throughout our management. We did not give sufficient consideration to the risk of senior management override of internal control. We had not ensured that certain personnel were adequately trained to properly execute critical internal control.

2. Control Activities. We did not effectively implement or maintain control activities, such as ensuring a sufficient functioning of the mechanism of reconciliation of invoices to contracts and multi-level approvals of contracts, invoices and payments. We did not maintain sufficient segregation of duties with respect to certain activities and did not maintain adequate monitoring and oversight for those activities.

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

During the process of assessing the Company’s internal controls, management has summarized the material weaknesses in our internal control over financial reporting as follows:

●	Lack of sufficient controls implemented to ensure all the related party transactions are identified, approved and reported in compliance with the established related party policy.

●	Lack of sufficient financial reporting and accounting personnel to formalize, design, implement and operate key controls over financial reporting process in order to report financial information in accordance with U.S. GAAP and SEC reporting requirements.

●	Lack of well-established procedures to ensure all the services provided by subcontractors or vendors are reviewed and verified before the approval of payments.

●	Lack of well-established procedures to prevent and detect fraudulent transactions or override of control activities, specifically failure to maintain sufficient segregation of duties with respect to certain activities of its former manager of general affairs and legal department of one of its subsidiaries and failure to maintain adequate monitoring and oversight of the work performed by this former manager.

Remediation Plan

With respect to the material weaknesses identified in connection with the misappropriations of funds, management has implemented, or is in the process of implementing, the following changes to our internal control systems and procedures:

●	We established a related party policy in September 2024 to identify, approve, and report related party transactions; and implemented the corresponding procedures since November 2024.

●	We will clarify the organization structure and employee positions promoting (i) segregation of duties, (ii) monitoring and oversight, (iii) reconciliation of invoices to contracts and (iv) multi-level approvals of contracts, invoices and payments.

●	We will communicate to all employees of the organization information regarding the importance of internal control and employees’ duties and responsibilities, including segregation of duties.
●	We have updated our delegation of authority over banking activities and are establishing a new treasury function. This improvement enhances the segregation of duties related to the general manager role, thereby strengthening the safeguarding of cash.

●	We are progressing with a project, led by our Head of Internal Control and Internal Audit Office, to design, implement, and document internal controls to address risks related to financial reporting. This year, our activities are focused on “laying the foundation to complete our response to key financial reporting risks by the end of 2025,” and we are making progress as planned.

Furthermore, management is fully committed to addressing the control deficiencies that contributed to the material weaknesses in a post-business combination environment. The steps we have already taken in 2024, and those we plan to take in 2025, are as follows:

●	We added accounting and finance personnel to strengthen our team. This has allowed us to enhance segregation of duties in the preparation and review of financial reporting, while improving oversight, structure, and reporting lines.

●	We have improved the financial reporting process of our group, including consolidated subsidiaries. As a result, the monitoring function over the application of U.S. GAAP, including financial statement disclosures, has been enhanced, allowing for more accurate and timely reporting than before.

●	To support the execution of the aforementioned project for designing, implementing, and documenting internal controls, we have engaged external consultants with expertise in SOX (The Sarbanes-Oxley Act of 2002）compliance. As a result, we expect to complete our response to key financial reporting risks by the end of 2025.

We plan to confirm at the end of the fiscal year (end of 2025) that internal controls are operating effectively as a result of the implementation of the above remediation plans. In particular, we plan to focus on verifying the remediation status of the identified material weaknesses.

Thereafter, under the direction of our Audit Committee, management will continue to strengthen corporate governance and aim to establish a system in which internal controls operate effectively throughout the year. During this process, we may adjust our remediation plans or take additional measures to address control deficiencies as necessary. We believe that these continuous efforts will remediate the deficiencies in internal controls, including the identified material weaknesses, and significantly improve our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Business Combination on September 17, 2024. Prior to the Business Combination, Pono was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as the operations prior to the Business Combination were insignificant compared to those post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2024. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no material changes in our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 27, 2025, the Company’s Board of Directors approved certain executive officer updates, including the replacement of Ryoji Murata, the Company’s current Chief Financial Officer (principal financial officer), effective April 1, 2025.  Yuya Yoshida, 46, the Company’s current Chief Operating Officer will continue in that role and also serve as Chief Financial Officer (principal financial officer), effective April 1, 2025.  Mr. Murata will continue to serve as the Company’s principal accounting officer.

Mr. Yoshida has served as our Chief Operating Officer and member of our Board of Directors since September 17, 2024, and in the same positions, since September 29, 2023, with SBC Medical Group, Inc. (the legacy business that because the Company’s business). Mr. Yoshida has also served as the Executive Vice President and the Chief Financial Officer of SBC Medical Group Co., Ltd. (Japan) since July 1, 2023. From January 2016 to June 2023, Mr. Yoshida worked in Corporate Development (Global Head and Director of Corporate Development in 2018) at Rakuten Group Co., Ltd. From 2003 to 2016, Mr. Yoshida worked in securities, principal M&A, and investment banking at Mitsubishi UFJ Financial Group. Mr. Yoshida has extensive knowledge in E-Commerce, logistics, settlement, finance, mergers and acquisitions and divestiture transactions. Mr. Yoshida graduated with a Master of Law degree from Keio University in 2003. Mr. Yoshida also graduated with a Master of Business Administration degree from UCLA Anderson Business School in 2014.

Mr. Yoshida was not appointed pursuant to any arrangement or understanding with any other person, has no family relationships with any director or executive officer of the Company, and other than his previously reported employment arrangement with the Company, and other than his previously reported employment arrangement with the Company, and there are no transactions involving Mr. Yoshida that would be required to be reported under Item 404(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a)	Financial Statements and Schedules: The required information is set forth in “Part II, Item 8 - Financial Statements and Supplementary Data” in this Annual Report.

b)	Exhibits: The following exhibits are filed or furnished as an exhibit to this Annual Report on Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated January 31, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
2.2	First Amendment to the Agreement and Plan of Merger, dated April 26, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on May 1, 2023).
2.3	Second Amendment to the Agreement and Plan of Merger, dated May 30, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital, Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 2, 2023).
2.4	Third Amendment to the Agreement and Plan of Merger, dated June 15, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 16, 2023).
2.5	Amended and Restated Agreement and Plan of Merger, dated June 21, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 22, 2023).
2.6	First Amendment to the Amended and Restated Agreement and Plan of Merger, dated September 8, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Medical Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on September 11, 2023).
2.7	Second Amendment to the Amended and Restated Agreement and Plan of Merger, dated October 26, 2023, by and among Pono Capital Two Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to Form 8-K filed by Pono Capital Corp. with the SEC on October 26, 2023).
2.8	Third Amendment to the Amended and Restated Agreement and Plan of Merger, dated December 28, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on December 29, 2023).
2.9	Fourth Amendment to the Amended and Restated Agreement and Plan of Merger, dated April 22, 2024, by and among Pono Capital, Two Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital, Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on April 23, 2024).
3.1	Fourth Amended and Restated Certificate of Incorporation of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024) .
3.2	Amended and Restated Bylaws of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
4.1	Warrant Agreement, dated August 4, 2022, by and between Pono Capital Two, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on August 9, 2022).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).
4.3*	Description of Securities
10.1+*	Form of SBC Medical Group Holdings Incorporated Equity Incentive Plan.
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.3*	Form of Registration Rights Agreement by certain SBC Medical Group Holdings Incorporated equity holders.
10.4*	Form of Lock-Up Agreement by certain SBC Medical Group Holdings Incorporated equity holders.
10.5	Letter Agreement, dated August 4, 2022, by and among Pono Capital Two Inc., its officers, directors, and Mehana Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on August 9, 2022).
10.6	Purchaser Support Agreement, dated January 31, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
10.7	Voting Agreement, dated January 31, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
10.8+	Executive Employment Agreement between SBC Medical Group Holdings and Yoshiyuki Aikawa, dated September 17, 2024 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.9+	Executive Employment Agreement between SBC Medical Group Holdings and Yuya Yoshida, dated September 17, 2024 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.10+	Executive Employment Agreement between SBC Medical Group Holdings and Ryoji Murata, dated September 17, 2024 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.11+	Executive Employment Agreement between SBC Medical Group Holdings and Akira Komatsu, dated September 17, 2024 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.12*	Form of Non-Competition and Non-Solicitation Agreement.
19.1*	Policy on Insider Trading
21.1*	List of Subsidiaries of the Registrant
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Indicates a management or compensatory plan
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBC Medical Group Holdings Incorporated

Dated: March 28, 2025		/s/ Yoshiyuki Aikawa
	Name:	Yoshiyuki Aikawa
	Title:	Director, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yoshiyuki Aikawa	Director, Chairman and Chief Executive Officer	March 28, 2025
Yoshiyuki Aikawa	(Principal Executive Officer)

/s/ Ryoji Murata	Chief Financial Officer	March 28, 2025
Ryoji Murata	(Principal Financial and Accounting Officer)

/s/ Yuya Yoshida	Director and Chief Operating Officer	March 28, 2025
Yuya Yoshida

/s/ Ken Edahiro	Independent Director	March 28, 2025
Ken Edahiro

/s/ Mike Sayama	Independent Director	March 28, 2025
Mike Sayama

/s/ Fumitoshi Fujiwara	Independent Director	March 28, 2025
Fumitoshi Fujiwara

