Form 10-K/A
period 2024-12-31
SBC Medical Group Holdings Inc
filed 2025-04-30
CIK 1930313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41462

SBC Medical Group Holdings Incorporated

(Exact name of registrant as specified in its charter)

Delaware	88-1192288
(State or other jurisdiction of incorporation or organization) 200 Spectrum Center Dr. STE 300	(I.R.S. Employer Identification No.)

Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 949-593-0250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SBC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	SBCWW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $21,257,087, calculated by using the closing price of the Registrant’s Common Stock on such date on the Nasdaq Stock Market LLC of $13.07.

The number of shares of the registrant’s Common Stock outstanding as of April 15, 2025 was 103,611,251, after deducting 270,000 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Notes

SBC Medical Group Holdings, Inc. (the “Company,” “SBC Medical,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025, to include the information required by Items 10 through 14 of Part III of the 2024 10-K. This information was previously omitted from the 2024 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Form 10-K/A amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the 2024 10-K. The cover page of the 2024 10-K is also amended to (i) update the number of outstanding shares of common stock as of April 15, 2025, and (ii) delete the reference to the incorporation by reference of the Company’s definitive proxy statement or amendment to the 2024 10-K. This Form 10-K/A also amends Item 9B (“Other Information”) to include information regarding a new executive employment agreement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends Item 15 of Part IV of the 2024 10-K solely to update the exhibit list to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of these certifications have been omitted. Similarly, because no financial statements have been included in this Form 10-K/A, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no other changes have been made to the 2024 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2024 10-K. This Form 10-K/A does not reflect events occurring after the date of the filing of the 2024 10-K, nor does it amend, modify or otherwise update any other information in the 2024 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2024 10-K and with the Company’s filings with the SEC subsequent to the filing of the 2024 10-K.

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

On January 21, 2023, Pono entered into an Agreement and Plan of Merger (as subsequently amended from time to time, the “Merger Agreement”) with Pono Two Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and then a wholly-owned subsidiary of Pono, SBC Medical Group, Inc., then named SBC Medical Group Holdings Incorporated, a Delaware corporation (“Legacy SBC”), Mehana Capital LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of Pono, and Dr. Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of Legacy SBC (“Seller Representative”).

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

As a result of the Closing of the Merger and the Business Combination, the business of SBC Medical Group, Inc., Legacy SBC, became the business of the Company.

i

PARTS II and III

Item 9B. Other Information

On April 28, 2025, the Company entered into an Executive Employment Agreement with Miki (Shimizu) Yamazaki, pursuant to which Ms. Yamazaki will serve as the Company’s Chief Strategy Officer. Further information about Ms. Yamazaki, and about the Executive Employment Agreement, is set forth in Item 10 and Item 12 of this Annual Report on Form 10-K/A.

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors hold office until his or her term expires at the next annual meeting of stockholders for such director’s class or until his or her death, resignation, removal or the earlier termination of his or her term of office. Biographical information concerning our directors and executive officers is set forth below.

Our Certificate of Incorporation provides that our business is to be managed by or under the direction of our board of directors. Our board of directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our board of directors currently consists of five members, classified into three classes as follows: Class I — Ken Edahiro and Mike Sayama, to hold office until the fiscal 2024 annual meeting of stockholders; Class II — Fumitoshi Fujiwara and Yuya Yoshida, to hold office until the fiscal 2025 annual meeting of stockholders; and Class III — Yoshiyuki Aikawa, to hold office until the fiscal 2026 annual meeting of stockholders.

Set forth below are the names of our directors, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years as of April 30, 2025.

Name	Age	Position(s) with the Company
Yoshiyuki Aikawa	54	Director, Chairman and Chief Executive Officer

Yuya Yoshida	46	Director, Chief Financial Officer and Chief Operating Officer

Ken Edahiro	42	Independent Director

Mike Sayama	70	Independent Director

Fumitoshi Fujiwara	58	Independent Director

Our board of directors has reviewed the materiality of any relationship that each of our directors has with SBC Medical Group Holdings, Inc., either directly or indirectly. Based upon this review, our Board has determined that the following members of our board of directors are “independent directors” as defined by The Nasdaq Stock Market: Ken Edahiro, Mike Sayama, and Fumitoshi Fujiwara.

Yoshiyuki Aikawa. Dr. Aikawa has served as our Chief Executive Officer and Chairman of our Board of Directors since September 17, 2024, and in the same positions with SBC Medical Group, Inc. since January 20, 2023. Additionally, since September 2017, Dr. Aikawa has been the Chief Executive Officer of SBC Medical Group Co., Ltd. (formerly known as Aikawa Medical Group Co., Ltd.), a Japanese company that provides management services to clinics. Dr. Aikawa, stepped down from his position as Chief Executive Officer and Representative of SBC Medical Group Co., Ltd. on September 1, 2024, and remains as a director of SBC Medical Group Co., Ltd. In March 2000, Dr. Aikawa opened Shonan Beauty Clinic in Fujisawa, Japan, as a private clinic. Subsequently, he expanded his operations to include multiple cosmetic surgery clinics, transforming the clinic into a corporation. From January 2016 to December 2019, Dr. Aikawa served as the chairman of the MC. From 2014 to 2015, Dr. Aikawa was the president and a director of the Japanese Society of Aesthetic Plastic Surgery. Additionally, from 2008, he was associated with Harvard Medical School, PGA. Dr. Aikawa is also a member of the Japanese Society of Aesthetic Plastic Surgery, Japan Laser Therapy Association, Japan Liposuction Society, Chemical Peeling Society, Japanese Society of Anesthesiologists, and PostGraduate Assembly of Anesthesiology at Harvard Medical School. Dr. Aikawa holds a medical license from Nihon University Medical School, where he graduated in 1997. Dr. Aikawa does not hold, and has not previously held, any directorships in any reporting companies. We believe that Dr. Aikawa’s extensive professional experience with MCs, including as a founder and a chairman, as well as his experience as the chief executive officer of a company providing management services to clinics, and his experience as a doctor and in the aesthetic plastic surgery field qualifies him to serve as a director on the Company’s board of directors.

Yuya Yoshida. Mr. Yoshida has served as our Chief Operating Officer and member of our Board of Directors since September 17, 2024, and in the same positions with SBC Medical Group, Inc. since September 29, 2023, and was appointed as our Chief Financial Officer effective April 1, 2025. Mr. Yoshida has also served as the Executive Vice President and the Chief Financial Officer of SBC Medical Group Co., Ltd. (Japan) since July 1, 2023. From January 2016 to June 2023, Mr. Yoshida worked in Corporate Development (Global Head and Director of Corporate Development in 2018) at Rakuten Group Co., Ltd. From 2003 to 2016, Mr. Yoshida worked in securities, principal M&A, and investment banking at Mitsubishi UFJ Financial Group. Mr. Yoshida has extensive knowledge in E -Commerce, logistics, settlement, finance, mergers and acquisitions and divestiture transactions. Mr. Yoshida graduated with a Master of Law degree from Keio University in 2003. Mr. Yoshida also graduated with a Master of Business Administration degree from UCLA Anderson Business School in 2014. Mr. Yoshida does not hold, and has not previously held, any directorships in any reporting companies. We believe that Mr. Yoshida’s professional experience working in corporate development as well as his extensive knowledge of E-Commerce, logistics, settlement, finance, mergers and acquisitions and divestiture transactions qualifies him to serve as a director on the Company’s board of directors.

Ken Edahiro. Mr. Edahiro has served as a director of the Company since September 17, 2024. Mr. Edahiro has served as the Chief Strategy Officer and director of BizReach, a Cloud service provider, since February 2020 and June 2019, respectively. From January 2014 through May 2019, he served as the General Manager of King, a leading interactive entertainment company. From August 2012 through December 2013, Mr. Edahiro served as the head of global strategy and marketing of gloops, a provider of computer games. From April 2004 through July 2012, he served as a Chief Account Executive at Dentsu, a provider of advertising services. In 2004, Mr. Edahiro received a degree from Hitotsubashi University. We believe that Mr. Edahiro’s experience as a chief strategy officer and extensive knowledge of marketing qualifies him to serve as a director on the Company’s board of directors.

Mike Sayama, Ph.D. Dr. Mike Sayama serves as an independent director of the Company since March 11, 2022. Dr. Sayama was formerly the Executive Director of Community First since it was established in July 2016 until January 2021. As the founding executive director, he was responsible for operations, developing a strategic plan for an accountable health community in East Hawaii, community relations, and fund raising. From January 2021 to June 2021 he served as the Director of Strategy to facilitate the transition to a new management team. From October 2013 to December 2018, Dr. Sayama served as a Vice President at Pono Health and was Director of Learning Health Homes, a project where he was responsible for managing the East Hawaii Independent Physicians Association and implementing a data platform integrating health plan, hospital, and physician data. Dr. Sayama also facilitated the reorganization of EHI and development of its strategic direction. Community First, a 501(c)3 non-profit, which serves as a neutral forum for healthcare stakeholders in East Hawaii, grew out of the Learning Health Homes Initiative. From August 1997 to October 2013, Dr. Sayama served as a Vice President of the Hawaii Medical Service Association, first in Health Benefits Management and then in Customer Relations. In the first position, he streamlined preauthorization and appeal processes, including the elimination of preauthorization for inpatient admissions without increase in inpatient utilization. In his second position he established call centers in Hilo which stabilized the call center work force and improved the timeliness and accuracy of customer service. From April 2001 to April 2005, Dr. Sayama was a Director on the City Bank Board, and from April 2005 to April 2009, was a Director on the Boards of Central Pacific Bank and Central Pacific Financial Corporation. Regarding education: In May 1975, he received his Bachelor of Arts degree in Psychology from Yale University, and in August 1979, his Master of Arts degree in Clinical Psychology from University of Michigan. In August 1982, Dr. Sayama received his Ph.D. degree in Clinical Psychology from University of Michigan. He is the author of several books on psychotherapy and Zen Buddhism. His community service includes having been a Director on the Bay Clinic Board (the Federally Qualified Health Center in East Hawaii) and currently serving as the Abbot of Chozen-ji, International Zen Dojo. Mr. Sayama brings broad knowledge of the healthcare technology industry, as well as prior experience serving as a founding executive director, which makes him a valuable member of our board of directors.

Fumitoshi Fujiwara. Mr. Fujiwara has served as a director of the Company since September 17, 2024. Mr. Fujiwara has served as an executive officer to Medirom Healthcare Technologies Inc. (NASDAQ: MRM) since March 2017. In addition, since 2023, he has served as managing partner and chief executive officer of Linden Capital Partners LLC. Furthermore, since November 2009, Mr. Fujiwara has served as a director, managing partner and chief executive officer to Eaglestone Capital Management Inc. From 2001 to 2009, he served as a director, managing partner and chief executive officer of AC Capital Inc. From 2000 to 2001, Mr. Fujiwara served as a director, managing partner and chief investment officer to Spiral & Star Co., Ltd. From 1993 to 2000, he served as the chief executive officer and chief financial officer to KOEI Tecmo Holdings Co., Ltd. From 1989 to 1993, Mr. Fujiwara served as a manager to Shuwa Corporation. He graduated from Meiji Gakuin University, Faculty of Law in 1989. Mr. Fujiwara does not hold, and has not held, any directorships in any reporting companies. We believe that Mr. Fujiwara’s experience as a chief financial officer of a Nasdaq listed company and extensive knowledge of financial and accounting issues qualifies him to serve as a director on the Company’s board of directors.

Executive Officers

Set forth below are the names of our Executive Officers, their ages, and their offices in the Company, other than our two executive officers who also serve as our directors.

Name	Age	Position(s) with the Company
Miki (Shimizu) Yamazaki	39	Chief Strategy Officer

Miki (Shimizu) Yamazaki. Ms. Yamazaki has served as our Chief Strategy Officer since April 10, 2025.. Previously, she spent 16 years at Goldman Sachs Japan (2008-2024) within their Investment Banking Division. From 2016 onward, she served as Vice President of the Advisory Group, specializing in M&A and capital transactions, including cross-border acquisitions, IPOs, and anti-activist advisory services. She graduated from Keio University with a Bachelor’s degree in 2008.

Board Leadership Structure and Role in Risk Oversight

The Board believes that its leadership structure currently serves the best interests of our shareholders, partners, customers, and other stakeholders because of Dr. Aikawa’s deep expertise in the Company’s business.

One of the Board’s key functions is informed oversight of our risk management process. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. Our Board and its committees consider specific risk topics, including risks associated with our strategic plan, business operations, capital structure, information technology, data privacy and cyber security. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the Board as quickly as possible.

Our Audit Committee has the responsibility to consider and discuss with management and the auditors, as appropriate, our guidelines and policies with respect to financial risk management and financial risk assessment, including the Company’s major financial risk exposures and the steps taken by management to monitor and control these exposures. In addition, the Audit Committee reviews and discusses with management and the auditors, as appropriate, the Company’s guidelines and policies with respect to financial risk management and financial risk assessment, including the Company’s major litigation and risk exposures (including with respect to financial cybersecurity, data privacy and other information technology risks) and the steps taken by management to monitor and control these exposures. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking, including risks related to our practices and policies of employee compensation as they relate to risk management and risk-taking incentives, to determine whether such compensation policies and practices are reasonably likely to have a material adverse effect on us, including whether our incentive compensation plans encourage excessive or inappropriate risk taking. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including proxy advisory firm policies and recommendations. The Nominating and Corporate Governance Committee also oversees and reviews with management our major legal compliance risk exposures and the steps management has taken to monitor or mitigate such exposures, including our procedures and any related policies with respect to risk assessment and risk management.

In connection with our reviews of the operations and corporate functions of our company, our Board addresses the primary risks associated with those operations and corporate functions. In addition, our Board reviews the risks associated with our company’s business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies. While the Board and its committees oversee risk management strategy, management is responsible for implementing and supervising day-to-day risk management processes and reporting to the Board and its committees on such matters.

Stockholder Communications to our Board of Directors

Stockholders who have questions or concerns regarding our business should contact our Investor Relations team at ir@ir.sbc-holdings.com. Communications will be distributed to our board of directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of our board of directors may be excluded, such as:

●	junk mail and mass mailings;
●	resumes and other forms of job inquiries;
●	surveys; and
●	solicitations or advertisements.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, in which case it will be made available to any outside director upon request.

Risks Related To Compensation Practices And Policies

We believe that, through a combination of risk-mitigating features and incentives guided by relevant market practices and company-wide goals, our compensation policies, programs and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Board of Directors

The Company’s board of directors consists of five (5) individuals, a majority of whom are independent directors in accordance with Nasdaq requirements. The directors serve until their respective successors are duly elected and qualified, or until their earlier death, disqualification, resignation, or removal. The Company’s board is divided into three classes, with only one class of directors being elected in each year. The classes of the board are composed as follows: Class I — Ken Edahiro and Mike Sayama, to hold office until the fiscal 2024 annual meeting of stockholders; Class II — Fumitoshi Fujiwara and Yuya Yoshida, to hold office until the fiscal 2025 annual meeting of stockholders; and Class III — Yoshiyuki Aikawa, to hold office until the fiscal 2026 annual meeting of stockholders. Each of Ken Edahiro, Mike Sayama, and Fumitoshi Fujiwara qualify as an independent director under Nasdaq listing standards.

Meeting Attendance. During the fiscal year ended December 31, 2024, there were three (3) meetings of our board of directors. No director attended fewer than 75% of the total number of meetings of our board of directors and of committees of our board of directors on which he served during fiscal 2024. Members of our board of directors are encouraged to attend the annual meetings of our stockholders.

Director Independence

Under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors and of certain board committees. The Company’s board of directors consists of five (5) individuals, a majority of whom are independent directors in accordance with Nasdaq requirements.

Committees of the Board of Directors

The Company’s board of directors has the authority to appoint committees to perform certain management and administration functions. The Company’s board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by the board of directors. The charters for each of these committees are available on the Company’s website at https://sbc-holdings.com/.

Audit Committee

The audit committee of the board of directors of the Company consists of Messrs. Ken Edahiro, Mike Sayama, and Fumitoshi Fujiwara. The Company’s board of directors has determined each member of this committee is independent under the Nasdaq listing standards and Rule 10A-3(b)(1) under the Exchange Act. Our audit committee met three (3) times during fiscal 2024. The chairperson of the audit committee is Mr. Fujiwara. Mr. Fujiwara also qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq.

The primary purpose of the audit committee is to discharge the responsibilities of the board of directors with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit the Company’s financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing policies on risk assessment and risk management;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes the Company’s internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Compensation Committee

The compensation committee consists of Messrs. Ken Edahiro, Mike Sayama, and Fumitoshi Fujiwara. The Company’s board of directors has determined each member of this committee is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chairperson of the compensation committee is Fumitoshi Fujiwara. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate. Our compensation committee met three (3) times during fiscal 2024.

Specific responsibilities of the compensation committee include:

● reviewing and approving on an annual basis the corporate goals and objectives relevant to the Company’s Chief Executive Officer’s compensation, evaluating the Company’s Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of the Company’s Chief Executive Officer based on such evaluation. These decisions will be made without the Chief Executive Officer present;

● reviewing and approving the compensation of the Company’s other executive officers;

● reviewing and recommending to the Company’s board of directors the compensation of the Company’s directors;

● reviewing the Company’s executive compensation policies and plans;

● reviewing and approving, or recommending that the Company’s board of directors approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for the Company’s executive officers and other senior management, as appropriate;

● administering the Company’s incentive compensation equity-based incentive plans;

● selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

● assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;

● if required, producing a report on executive compensation to be included in the Company’s annual proxy statement;

● reviewing and establishing general policies relating to compensation and benefits of the Company’s employees; and

● reviewing the Company’s overall compensation philosophy.

The compensation committee has adopted the following processes and procedures for the consideration and determination of executive and director compensation:

Executive Compensation Philosophy and Objectives

Our executive compensation program is designed to:

●	attract, motivate, incentivize, and retain employees at the executive level who contribute to our long-term success;
●	provide compensation packages to our executives that are fair, easy to understand, and competitive; provide high retention value; and reward high performance and the achievement of our business objectives; and
●	effectively align our executives’ interests with those of our stockholders by focusing on long-term equity incentives that correlate with the growth of sustainable long-term value for our stockholders.

Generally, we structure the annual compensation of our named executive officers using two principal elements: (1) base salary and (2) long-term incentive compensation opportunities in the form of equity awards. The design of our executive compensation program is influenced by a variety of factors, with the primary goals being to align the interests of our named executive officers and stockholders and to link pay to performance.

We have not adopted policies or employed guidelines for allocating compensation between current and long-term compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Compensation-Setting Process

Role of Compensation Committee and Board of Directors

The compensation committee discharges the responsibilities of our Board of Directors relating to the compensation of our named executive officers as set forth in its charter and reports to our Board of Directors on its discussions, decisions, recommendations, and other actions. Generally, the compensation committee makes recommendations to our Board of Directors regarding the compensation for each named executive officer, including the CEO. Our Board of Directors generally makes all final decisions regarding the compensation of the CEO and other named executive officers.

The compensation committee has overall responsibility for overseeing our compensation and benefits policies generally, and overseeing and evaluating the compensation plans, policies, and practices applicable to the CEO and other named executive officers. In carrying out its responsibilities, the compensation committee evaluates our compensation policies and practices with a focus on the degree to which these policies and practices reflect our executive compensation philosophy, develops strategies and makes decisions that it believes further our philosophy or align with developments in best compensation practices, and considers the performance of our named executive officers, including through formal performance reviews of each of the CEO and other named executive officers, when formulating recommendations or making decisions with respect to their compensation.

Setting Target Total Direct Compensation

The compensation committee reviews the annual base salary levels and long-term incentive compensation opportunities of our named executive officers.

The compensation committee does not establish a specific target for formulating its recommendations about the target total direct compensation opportunities of our named executive officers. Instead, the members of the compensation committee rely primarily on their general experience, business judgment and subjective considerations of various factors, our executive compensation program objectives, past and expected future company and individual performance, the executive officer’s role and responsibilities within the organization and expected contributions to the company, internal equity among the members of the executive team, compensation practices of our compensation peer group and/or selected broad-based compensation surveys, and the recommendations of the CEO (other than with respect to his own compensation).

These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each named executive officer. No single factor is determinative in setting compensation levels, nor is the impact of any individual factor on the determination of pay levels quantifiable.

The compensation committee does not weight these factors in any predetermined manner, nor does it apply any formulas in developing its compensation recommendations or decisions.

The compensation committee does not engage in formal benchmarking against other companies’ compensation programs or practices to establish our compensation levels or make specific compensation decisions with respect to our named executive officers. Instead, in making its determinations, the compensation committee reviews information summarizing the compensation paid at a representative group of peer companies and more broad-based compensation surveys to gain a general understanding of market compensation levels.

Role of Management

In discharging its responsibilities, the compensation committee works with members of our management.

Our management assists the compensation committee by providing information on corporate and individual performance, market compensation data, and management’s perspective on compensation matters. The compensation committee solicits and reviews proposals from the CEO with respect to program structures, as well as his recommendations for adjustments to annual base salaries, long-term incentive compensation opportunities, and other compensation-related matters for our named executive officers (except with respect to his own compensation) based on our management’s and the CEO’s evaluation of our other named executive officers’ performance for the prior year.

Our management make their recommendations regarding annual base salaries and long-term incentive compensation opportunities for our other named executive officers based on such factors as the CEO deems relevant, such as the company’s overall performance and expected trajectory, the contributions toward these results, and anticipated future contributions, the named executive officer’s role and performance of his or her duties, and his or her achievement of individual goals, retention considerations, and internal equity considerations.

The compensation committee reviews and discusses management proposals and recommendations with them when appropriate and considers their proposals and recommendations as one factor in formulating its recommendations for the compensation of our named executive officers, including the CEO. The CEO attends meetings of our Board of Directors and the compensation committee at which executive compensation matters are addressed, except with respect to discussions involving his own compensation.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee of the Company’s board of directors consists of Messrs. Ken Edahiro, Mike Sayama, and Fumitoshi Fujiwara. The Company’s board of directors has determined each member of this committee is independent under Nasdaq listing standards. The chairperson of the nominating and corporate governance committee is Mr. Fumitoshi Fujiwara.

Specific responsibilities of the nominating and corporate governance committee include:

● identifying, evaluating and selecting, or recommending that the Company’s board of directors approve, nominees for election to the Company’s board of directors;

● evaluating the performance of the Company’s board of directors and of individual directors;

● reviewing developments in corporate governance practices;

● evaluating the adequacy of the Company’s corporate governance practices and reporting;

● reviewing management succession plans; and

● developing and making recommendations to the Company’s board of directors regarding corporate governance guidelines and matters.

Generally, our nominating committee considers candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. Once identified, the nominating committee will evaluate a candidate’s qualifications. Threshold criteria include: personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of our industry, possible conflicts of interest, the extent to which the candidate would fill a present need on our board of directors, and concern for the long-term interests of our stockholders. Our nominating committee has not adopted a formal diversity policy in connection with the consideration of director nominations or the selection of nominees. However, the nominating committee will consider issues of diversity among its members in identifying and considering nominees for director, and strive where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on our board of directors and its committees.

If a stockholder wishes to propose a candidate for consideration as a nominee for election to our board of directors, it must follow the procedures described in our Bylaws. Any such recommendations should be made in writing to the nominating committee, care of our Corporate Secretary at our principal office and should be accompanied by the following information concerning each recommending stockholder and the beneficial owner, if any, on whose behalf the nomination is made:

●	all information relating to such person that would be required to be disclosed in a proxy statement;

●	certain biographical and share ownership information about the stockholder and any other proponent, including a description of any derivative transactions in the Company’s securities;

●	a description of certain arrangements and understandings between the proposing stockholder and any beneficial owner and any other person in connection with such stockholder nomination; and

●	a statement whether or not either such stockholder or beneficial owner intends to deliver a proxy statement and form of proxy to holders of voting shares sufficient to carry the proposal.

The recommendation must also be accompanied by the following information concerning the proposed nominee:

●	certain biographical information concerning the proposed nominee;

●	all information concerning the proposed nominee required to be disclosed in solicitations of proxies for election of directors;

●	certain information about any other security holder of the Company who supports the proposed nominee;

●	a description of all relationships between the proposed nominee and the recommending stockholder or any beneficial owner, including any agreements or understandings regarding the nomination; and

●	additional disclosures relating to stockholder nominees for directors, including completed questionnaires and disclosures required by our Bylaws.

Code of Business Conduct and Ethics

The Company adopted a Code of Business Conduct and Ethics that applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on the Company’s website at https://sbc-holdings.com/. The Company intends to disclose any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, on its website to the extent required by the applicable rules and exchange requirements.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s compensation committee has ever been an officer or employee of the Company. None of Company’s executive officers serve, or have served during the last year, as a member of the board of directors, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on the Company’s compensation committee.

Implications of Being a Controlled Company

The Company is a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, we qualify for exemptions from certain corporate governance requirements. If the Company relies on these exemptions, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements. Dr. Yoshiyuki Aikawa controls approximately 89.23% of the voting power of our outstanding common stock, and, therefore controls a majority of the voting power of the Company’s outstanding common stock, and the Company is a “controlled company” within the meaning of applicable rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table presents information regarding the compensation paid by SBC Medical Group Co., Ltd. (“SBC-Japan”), our operating subsidiary, to Yoshiyuki Aikawa, our Chief Executive Officer, Yuya Yoshida, our Chief Financial Officer and Chief Operating Officer, and Ryoji Murata, our Chief Accounting Officer, for services rendered to SBC-Japan during the fiscal years ended December 31, 2024 and 2023. We refer to these individuals as our “named executive officers.” No other executive officers received total compensation in excess of US$100,000.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified referred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yoshiyuki Aikawa	2024	14,506,032	—	—	—	—	—	—	14,506,032
Chief Executive Officer (principal executive officer)	2023	17,078,678	—	—	—	—	—	—	17,078,678
Yuya Yoshida(1)	2024	304,404	—	—	—	—	—	—	304,404
Chief Financial Officer and Chief Operating Officer	2023	159,215	—	—	—	—	—	—	159,215
Ryoji Murata	2024	136,990							136,990
Principal Accounting Officer	2023	136,990							136,990

(1)	Mr. Yoshida has served as our Chief Operating Officer and member of the Board of Directors since September 29, 2023, and as our Chief Financial Officer since April 1, 2025.

Executive Employment Agreements

The Company has entered into employment agreements (the “Employment Agreements”) with Dr. Yoshiyuki Aikawa (Chief Executive Officer) Yuya Yoshida (Chief Financial Officer and Chief Operating Officer), Ryoji Murata (Chief Accounting Officer), Akira Komatsu (currently Secretary), and Ms. Miki (Shimizu) Yamazaki (Chief Strategy Officer).

The Employment Agreements all provide for at-will employment that may be terminated by the Company for death or disability and with or without cause, by the executive with or without good reason, or mutually terminated by the parties. The Employment Agreements for Dr. Aikawa, Messrs. Yoshida, Murata and Komatsu, and Ms. Yamazaki provide for a severance payment equal to the remaining base salary for the remaining period of the respective term of employment (each term is one (1) year) upon termination by the Company without cause or termination by such executive for good reason. The executive agreements provide for annual base salaries for the 2025 fiscal year of $12,000,000, $ 306,407, $136,990, $75,041 and $26,462 for Dr. Aikawa, Messrs. Yoshida, Murata and Komatsu, and Ms. Yamazaki, respectively, as well as possible annual performance bonuses and equity grants under the equity incentive plan if and when determined by the Company’s Compensation Committee.

Provisions Applicable to All Executive Employment Agreements

Each of the Executive Employment Agreements described above, has an initial term of 1 year, provided that the term of each agreement will automatically be extended for one or more additional terms of one year each unless either the Company or applicable executive provides notice to the other of their desire to not so renew the initial term or renewal term (as applicable) at least 30 days prior to the expiration of then-current initial term or renewal term (as applicable). Each of the agreements provide that the applicable executive’s employment with the Company shall be “at will,” meaning that either applicable executive or the Company may terminate the applicable executive’s employment at any time and for any reason, subject to the other provisions of the agreement.

Each of the agreements may be terminated by the Company, either with or without “Cause”, or by the applicable executive, either with or without “Good Reason”.

For purposes of each agreement, “Cause” means:

● a violation of any material written rule or policy of the Company for which violation any employee may be terminated pursuant to the written policies of the Company reasonably applicable to an executive employee;

● misconduct by the applicable executive to the material detriment of the Company;

● the applicable executive’s conviction (by a court of competent jurisdiction, not subject to further appeal) of, or pleading guilty to, a felony;

● the applicable executive’s gross negligence in the performance of the applicable executive’s duties and responsibilities to the Company as described in this Agreement; or

● the applicable executive’s material failure to perform the applicable executive’s duties and responsibilities to the Company as described in the agreement (other than any such failure resulting from the applicable executive’s incapacity due to physical or mental illness or any such failure subsequent to the applicable executive being delivered a notice of termination without Cause by the Company or delivering a notice of termination for Good Reason to the Company), in either case after written notice from the Board to the applicable executive of the specific nature of such material failure and the applicable executive’s failure to cure such material failure within 10 days following receipt of such notice.

For purposes of each agreement, “Good Reason” means:

● at any time following a Change of Control (as defined below), a material diminution by the Company of compensation and benefits (taken as a whole) provided to the applicable executive immediately prior to a Change of Control;

● a reduction in base salary or target or maximum bonus, other than as part of an across-the-board reduction in salaries of management personnel;

● the relocation of the applicable executive’s principal executive office to a location more than 50 miles further from the applicable executive’s principal executive office immediately prior to such relocation; or

● a material breach by the Company of any of the terms and conditions of the agreement which the Company fails to correct within 10 days after the Company receives written notice from the applicable executive of such violation.

For purposes of each agreement a “Change of Control” of the Company will be deemed to have occurred if, after the effective date of the applicable agreement, (i) the beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of securities representing more than 50% of the combined voting power of the Company is acquired by any “person” as defined in sections 13(d) and 14(d) of the Exchange Act (other than the Company, any subsidiary of the Company, or any trustee or other fiduciary holding securities under an employee benefit plan of the Company), (ii) the merger or consolidation of the Company with or into another corporation where the stockholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate 50% or more of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any) in substantially the same proportion as their ownership of the Company immediately prior to such merger or consolidation, or (iii) the sale or other disposition of all or substantially all of the Company’s assets to an entity, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned directly or indirectly by stockholders of the Company, immediately prior to the sale or disposition, in substantially the same proportion as their ownership of the Company immediately prior to such sale or disposition.

In the event that the Company terminates the term of the applicable agreement or the applicable executive’s employment with Cause, or if the applicable executive terminates their agreement without good reason, then, subject to any other agreements between the company with respect to other equity grants made to such executive:

● the Company will pay to the applicable executive any unpaid base salary and benefits then owed or accrued, and any unreimbursed expenses;

●any unvested portion of any equity granted to the applicable executive under the applicable agreement or any other agreements with the Company will immediately be forfeited; and

● all of the parties’ rights and obligations under the agreement will cease, other than those rights or obligations which arose prior to the termination date or in connection with such termination, and subject to the survival provisions of the agreements.

In the event that the Company terminates the term of the applicable agreement or the applicable executive’s employment without Cause, or if the applicable executive terminates their agreement with good reason, then, subject to any other agreements between the company with respect to other equity grants made to such executive:

● the Company will pay to the applicable executive any base salary, bonuses, and benefits then owed or accrued, and any unreimbursed expenses;

● the Company will pay to the applicable executive, in one lump sum, an amount equal to the base salary that would have been paid to the applicable executive for the remainder of the initial term of the applicable agreement (if the termination occurs during the initial term of the applicable agreement) or renewal term of the applicable agreement (if the termination occurs during a renewal term of the applicable agreement);

● any unvested portion of any equity granted to the applicable executive under the applicable agreement or any other agreements with the Company will, to the extent not already vested, be deemed automatically vested; and

● all of the parties’ rights and obligations under the agreement will cease, other than those rights or obligations which arose prior to the termination date or in connection with such termination, and subject to the survival provisions of the agreements.

In the event of the applicable executive’s death or total disability during the term of the applicable agreement, the term of the applicable agreement and the applicable executive’s employment shall terminate on the date of death or total disability. In the event of such termination, the Company’s sole obligations hereunder to the applicable executive (or the applicable executive’s estate) shall be for unpaid base salary, accrued but unpaid bonus and benefits (then owed or accrued and owed in the future), a pro-rata bonus for the year of termination based on the applicable executive’s target bonus for such year and the portion of such year in which the applicable executive was employed, and reimbursement of expenses pursuant to the terms hereon through the effective date of termination, and any unvested portion of any equity granted to the applicable executive under the applicable agreement or any other agreements with the Company will immediately be forfeited as of the termination date.

In the event that the term of the applicable agreement is not renewed by either party, any unvested portion of any equity granted to the applicable executive under the applicable agreement or any other agreements with the Company will immediately be forfeited as of the expiration of the term of the applicable agreement without any further action of the parties.

If it is determined that any payment provided to the applicable executive under the applicable agreement or otherwise, whether or not in connection with a Change of Control (a “Payment”), would constitute an “excess parachute payment” within the meaning of section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), such that the Payment would be subject to an excise tax under section 4999 of the Code (the “Excise Tax”), the Company will pay to the applicable executive an additional amount (the “Gross-Up Payment”) such that the net amount of the Gross-Up Payment retained by the applicable executive after the payment of any Excise Tax and any federal, state and local income and employment tax on the Gross-Up Payment, shall be equal to the Excise Tax due on the Payment and any interest and penalties in respect of such Excise Tax.

During the term of the applicable agreement, the applicable executive is entitled to fringe benefits consistent with the practices of the Company, and to the extent the Company provides similar benefits to the Company’s executive officers, and is entitled to reimbursement for all reasonable and necessary out- of-pocket business, entertainment and travel expenses incurred by the applicable executive in connection with the performance of the applicable executive’s duties hereunder and in accordance with the Company’s expense reimbursement policies and procedures.

Each of the agreements provides that, during the term of the applicable agreement, the applicable executive will be entitled to indemnification and insurance coverage for officers’ liability, fiduciary liability and other liabilities arising out of the applicable executive’s position with the Company in any capacity, in an amount not less than the highest amount available to any other executive, and such coverage and protections, with respect to the various liabilities as to which the applicable executive has been customarily indemnified prior to termination of employment, shall continue for at least six years following the end of the term of the applicable agreement. Any indemnification agreement entered into between the Company and the applicable executive shall continue in full force and effect in accordance with its terms following the termination of the applicable.

Each of the employment agreements contains customary confidentiality provisions, and customary provisions related to Company ownership of intellectual property conceived or made by the applicable executive in connection with the performance of their duties under the applicable agreement (i.e., a “work-made-for-hire” provision).

Each of the agreements contains a non-compete provision which provides that, for the term of the applicable agreement and for a period of 2 years thereafter, the applicable executive shall not, directly or indirectly: (i) engage in any other business, association or relationship of any kind with any business which provides, in whole or in part, the same or similar services and/or products offered by the which directly or indirectly competes with Company; nor (ii) solicit or accept, or induce any person or entity to reduce goods or services to Company, or in any manner assist others in the solicitation, acceptance, or inducement of, any business transactions with Company’s existing and prospective clients, accounts, suppliers and/or other persons or entities with whom the Company has had business relationships (or whom Company had specifically identified for a prospective business relationship). These restrictions extend to the geographic area in which the Company actively conducted business immediately prior to termination of the applicable agreement.

Each of the agreements also contains a customary non-solicitation provision, in which the applicable executive agrees that, for the term of the applicable agreement and for a period of 3 years thereafter, the applicable executive will not, directly or indirectly solicit or discuss with any employee of Company the employment of such Company employee by any other commercial enterprise other than Company, nor recruit, attempt to recruit, hire or attempt to hire any such Company employee on behalf of any commercial enterprise other than Company, provided that this provision does not prohibit the applicable executive from undertaking a general recruitment advertisement provided that the foregoing is not targeted towards any person or entity identified above, or from hiring, employing or engaging any such person or entity who responds to such general recruitment advertisement.

Due to the application of various States’ laws, there is no assurance that the non-compete provisions or the non- solicitation provisions as set forth in each of the agreements will be enforced. Each of the agreements contains a “blue pencil” provision that, in the event that a court determines that any of these restrictions are unenforceable, the parties to the agreement agreed that it is their desire that the court substitute an enforceable restriction in place of any restriction deemed unenforceable, and that the substitute restriction be deemed incorporated in the agreement and enforceable against the applicable executive.

Each of the agreements contains customary representations and warranties by the applicable executive, relating to the agreement, and any securities of the Company that may be issued to the executive, and contains other customary miscellaneous provisions relating to waivers, assignments, third party rights, survival of provisions following termination, severability, notices, waiver of jury trials and other provisions.

Each of the agreements is governed by and construed and enforced in accordance with the internal laws of the State of Delaware, and for all purposes shall be construed in accordance with the laws of such state, without giving effect to the choice of law provisions of such state. Each of the agreements provide that all legal proceedings concerning the applicable agreement will be in the state and federal courts sitting in Los Angeles County, California, provided that each agreement also includes a provision relating to any disputes being settled by arbitration.

Equity Incentive Compensation Plan

On August 23, 2024, the Company’s stockholders approved the SBC Medical Group Holdings Incorporated Equity Incentive Plan (the “Plan”). The Company’s board of directors approved the Plan on August 9, 2024. The Plan reserved the issuance of 15,000,000 shares of common stock as equity awards in accordance with the Plan.

Summary of the Equity Incentive Plan

The Plan allows the Company to make equity and equity-based incentive awards to officers, employees, directors and consultants. The Board anticipates that providing such persons with a direct stake in the Company will assure a closer alignment of the interests of such individuals with those of the Company and its stockholders, thereby stimulating their efforts on the Company’s behalf and strengthening their desire to remain with the Company.

Approximately 15,000,000 shares of common stock of the Company will be initially reserved for the issuance of awards under the Plan (the “Initial Limit”). The Initial Limit is subject to adjustment in the event of a reorganization, recapitalization, reclassification, stock split, stock dividend, reverse stock split or other similar change in the Company’s capitalization. The maximum aggregate number of shares of common stock of the Company that may be issued upon exercise of incentive stock options under the Plan shall not exceed the Initial Limit, as adjusted. Shares underlying any awards under the Plan that are forfeited, cancelled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the shares available for issuance under the Plan and, to the extent permitted under Section 422 of the Code and the regulations promulgated thereunder, the shares that may be issued as incentive stock options.

The Plan contains a limitation whereby the value of all awards under the Plan and all other cash compensation paid by the Company to any non-employee director may not exceed $1,000,000 for the first calendar year a non-employee director is initially appointed to the Company’s board of directors, and $750,000 in any other calendar year.

The Plan will be administered by the compensation committee of the Company’s board of directors, the Company’s board of directors or such other similar committee pursuant to the terms of the Plan. The plan administrator, which initially will be the compensation committee of the Company’s board of directors, will have full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the Plan. The plan administrator may delegate to a committee consisting of one or more officers of the Company, including the Chief Executive Officer of the Company, the authority to awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act and not members of the delegated committee, subject to certain limitations and guidelines.

Persons eligible to participate in the Plan are officers, employees, non-employee directors and consultants of the Company and its subsidiaries as selected from time to time by the plan administrator in its discretion.

The Plan permits the granting of both options to purchase common stock of the Company intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. Options granted under the Plan will be non-qualified options if they fail to qualify as incentive stock options or exceed the annual limit on incentive stock options. Incentive stock options may only be granted to employees of the Company and its subsidiaries. Non-qualified options may be granted to any persons eligible to receive awards under the Plan. The option exercise price of each option will be determined by the plan administrator but generally may not be less than 100% of the fair market value of the common stock of the Company on the date of grant or, in the case of an incentive stock option granted to a ten percent stockholder, 110% of such share’s fair market value. The term of each option will be fixed by the plan administrator and may not exceed ten years from the date of grant. The plan administrator will determine at what time or times each option may be exercised, including the ability to accelerate the vesting of such options.

Upon exercise of options, the option exercise price must be paid in full either in cash, by certified or bank check or other instrument acceptable to the plan administrator or by delivery (or attestation to the ownership) of shares of common stock of the Company that are beneficially owned by the optionee free of restrictions or were purchased in the open market. Subject to applicable law, the exercise price may also be delivered by a broker pursuant to irrevocable instructions to the broker from the optionee. In addition, the plan administrator may permit non-qualified options to be exercised using a “net exercise” arrangement that reduces the number of shares issued to the optionee by the largest whole number of shares with fair market value that does not exceed the aggregate exercise price.

The plan administrator may award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to shares of common stock of the Company, or cash, equal to the value of the appreciation in the Company’s stock price over the exercise price. The exercise price generally may not be less than 100% of the fair market value of common stock of the Company on the date of grant. The term of each stock appreciation right will be fixed by the plan administrator and may not exceed ten years from the date of grant. The plan administrator will determine at what time or times each stock appreciation right may be exercised, including the ability to accelerate the vesting of such stock appreciation rights.

The plan administrator may award restricted shares of common stock of the Company and restricted stock units to participants subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with the Company through a specified vesting period. The plan administrator may also grant shares of common stock of the Company that are free from any restrictions under the Plan. Unrestricted stock may be granted to participants in recognition of past services or for other valid consideration and may be issued in lieu of cash compensation due to such participant. The plan administrator may grant dividend equivalent rights to participants that entitle the recipient to receive credits for dividends that would be paid if the recipient had held a specified number of shares of common stock of the Company.

The plan administrator may grant cash-based awards under the Plan to participants, subject to the achievement of certain performance goals, including continued employment with the Company.

The Plan requires the plan administrator to make appropriate adjustments to the number of shares of common stock that are subject to the Plan, to certain limits in the Plan, and to any outstanding awards to reflect stock dividends, stock splits, extraordinary cash dividends and similar events.

Except as set forth in a stock award agreement issued under the Plan, in the event of (i) a transfer of all or substantially all of the Company’s assets, (ii) a merger, consolidation or other capital reorganization or business combination transaction of the Company with or into another corporation, entity or person, or (iii) the consummation of a transaction, or series of related transactions, in which any person becomes the beneficial owner directly or indirectly, of more than 50% of Company’s then outstanding capital stock, each outstanding stock award (vested or unvested) will be treated as the plan administrator determines, which may include (a) Company’s continuation of such outstanding stock awards (if the Company is the surviving corporation); (b) the assumption of such outstanding stock awards by the surviving corporation or its parent; (c) the substitution by the surviving corporation or its parent of new stock options or other equity awards for such stock awards; (d) the cancellation of such stock awards in exchange for a payment to the participants equal to the excess of (1) the fair market value of the shares subject to such stock awards as of the closing date of such corporate transaction over (2) the exercise price or purchase price paid or to be paid (if any) for the shares subject to the stock awards (which payment may be subject to the same conditions that apply to the consideration that will be paid to holders of shares in connection with the transaction, subject to applicable law); or (e) the opportunity for participants to exercise the stock options prior to the occurrence of the corporate transaction and the termination (for no consideration) upon the consummation of such corporate transaction of any stock options not exercised prior thereto.

The Plan provides that a stock award may be subject to additional acceleration of vesting and exercisability upon or after a “Change in Control” (as defined in the Plan) as may be provided in the award agreement for such stock award or as may be provided in any other written agreement between the Company or any affiliate and the participant, but in the absence of such provision, no such acceleration will occur.

Participants in the Plan are responsible for the payment of any federal, state or local taxes that the Company or its subsidiaries are required by law to withhold upon the exercise of options or stock appreciation rights or vesting of other awards. The plan administrator may cause any tax withholding obligation of the Company or its subsidiaries to be satisfied, in whole or in part, by the applicable entity withholding from shares of common stock of the Company to be issued pursuant to an award a number of shares with an aggregate fair market value that would satisfy the withholding amount due. The plan administrator may also require any tax withholding obligation of the Company or its subsidiaries to be satisfied, in whole or in part, by an arrangement whereby a certain number of shares issued pursuant to any award are immediately sold and proceeds from such sale are remitted to the Company or its subsidiaries in an amount that would satisfy the withholding amount due.

The Plan generally does not allow for the transfer or assignment of awards, other than by will or by the laws of descent and distribution or pursuant to a domestic relations order; however, the plan administrator may permit the transfer of non-qualified stock options by gift to an immediate family member, to trusts for the benefit of family members, or to partnerships in which such family members are the only partners.

The plan administrator may amend or discontinue the Plan and the plan administrator may amend or cancel outstanding awards for purposes of satisfying changes in law or any other lawful purpose, but no such action may materially and adversely affect rights under an award without the holder’s consent. Certain amendments to the Equity Incentive Plan will require the approval of the Company’s stockholders. Generally, without stockholder approval, (i) no amendment or modification of the Equity Incentive Plan may reduce the exercise price of any stock option or the strike price of any stock appreciation right, (ii) the plan administrator may not cancel any outstanding stock option or stock appreciation right where the fair market value of the common stock underlying such stock option or stock appreciation right is less than its exercise price and replace it with a new option or stock appreciation right, another award or cash and (iii) the plan administrator may not take any other action that is considered a “repricing” for purposes of the stockholder approval rules of the applicable securities exchange.

All stock awards granted under the Plan will be subject to recoupment in accordance with any clawback policy that Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which Company securities are listed or as is otherwise required by the U.S. Dodd -Frank Wall Street Reform and Consumer Protection Act or other applicable law. In addition, the Company’s board may impose such other clawback, recovery or recoupment provisions in a stock award agreement as the Company board determines necessary or appropriate. No recovery of compensation under such a clawback policy will be an event giving rise to a right to resign for “good reason” or “constructive termination” (or similar term) under any agreement with the Company.

No awards may be granted under the Plan after the date that is ten years from the Plan Effective Date. No awards under the Plan have been made prior to the date of this Amendment to the Annual Report.

Policies and Practices Related to the Grants of Certain Equity Awards

It is the Company’s practice not to time the disclosure of material non-public information for the purpose of affecting the value of executive compensation and not to take material non-public information into account when determining the timing or terms of equity awards for the purpose of affecting the value of executive compensation.

During the year ended December 31, 2024, none of our named executive officers was granted an equity award during the period beginning four business days before, and ending one business day after, the filing of a Quarterly Report on Form 10-Q or an Annual Report on Form 10-K, or the filing or furnishing of a current report on Form 8-K that disclosed material nonpublic information.

Form S-8

When permitted by SEC rules, we intend to file with the SEC a registration statement on Form S-8 covering the common stock of the Company issuable under the Plan.

Certain United States Federal Income Tax Aspects

The following is a summary of the principal U.S. federal income tax consequences of certain transactions under the Plan. It does not describe all federal tax consequences under the Plan, nor does it describe state or local tax consequences.

Incentive Stock Options. No taxable income is generally realized by the optionee upon the grant or exercise of an incentive stock option. If shares of the Company’s common stock issued to an optionee pursuant to the exercise of an incentive stock option are sold or transferred after two years from the date of grant and after one year from the date of exercise, then generally (i) upon sale of such shares, any amount realized in excess of the option exercise price (the amount paid for the shares) will be taxed to the optionee as a long-term capital gain, and any loss sustained will be a long-term capital loss, and (ii) neither the Company nor its subsidiaries will be entitled to any deduction for federal income tax purposes; provided that such incentive stock option otherwise meets all of the technical requirements of an incentive stock option. The exercise of an incentive stock option will give rise to an item of tax preference that may result in alternative minimum tax liability for the optionee.

If shares of the Company’s common stock acquired upon the exercise of an incentive stock option are disposed of prior to the expiration of the two-year and one-year holding periods described above (a “disqualifying disposition”), generally (i) the optionee will realize ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of the shares of the Company’s common stock at exercise (or, if less, the amount realized on a sale of such shares of the Company’s common stock) over the option price thereof, and (ii) the Company or its subsidiaries will be entitled to deduct such amount. Special rules will apply where all or a portion of the exercise price of the incentive stock option is paid by tendering shares of the Company’s common stock.

If an incentive stock option is exercised at a time when it no longer qualifies for the tax treatment described above, the option is treated as a non-qualified option. Generally, an incentive stock option will not be eligible for the tax treatment described above if it is exercised more than three months following termination of employment (or one year in the case of termination of employment by reason of disability). In the case of termination of employment by reason of death, the three-month rule does not apply.

No income is generally realized by the optionee at the time a non-qualified option is granted. Generally (i) at exercise, ordinary income is realized by the optionee in an amount equal to the difference between the option exercise price and the fair market value of the shares of the Company’s common stock on the date of exercise, and we receive a tax deduction for the same amount, and (ii) at disposition, appreciation or depreciation after the date of exercise is treated as either short-term or long-term capital gain or loss depending on how long the shares of the Company’s common stock have been held. Special rules will apply where all or a portion of the exercise price of the non-qualified option is paid by tendering shares of the Company’s common stock. Upon exercise, the optionee will also be subject to Social Security taxes on the excess of the fair market value over the exercise price of the option.

For all other awards under the Plan, either the Company or its subsidiaries generally will be entitled to a tax deduction in connection with other awards under the Equity Incentive Plan in an amount equal to the ordinary income realized by the participant at the time the participant recognizes such income. Participants typically are subject to income tax and recognize such tax at the time that an award is exercised, vests or becomes non-forfeitable, unless the award provides for deferred settlement.

The vesting of any portion of an award that is accelerated due to the occurrence of a change in control (such as a sale event) may cause all or a portion of the payments with respect to such accelerated awards to be treated as “parachute payments” as defined in the Code. Any such parachute payments may be non-deductible to either the Company or its subsidiaries, in whole or in part, and may subject the recipient to a non-deductible 20% federal excise tax on all or a portion of such payment (in addition to other taxes ordinarily payable).

New Plan Benefits

No awards have been previously granted under the Plan. The awards that are to be granted to any participant or group of participants are indeterminable at the date of this filing because participation and the types of awards that may be granted under the Plan are subject to the discretion of the plan administrator. Consequently, no new plan benefits table is included in this filing.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2024 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)($)	Option Awards (2)($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fumitoshi Fujiwara	83,448						83,448
Ken Edahiro	41,724						41,724
Mike Sayama	41,724						41,724

The following is a description of the standard compensation arrangements under which our directors are compensated for their service as directors, including as members of the various committees of our board.

Each non-employee director is paid an annual cash retainer of $41,724. Our non-employee director who serves as the chair of three committees (Mr. Fujiwara) receives an additional $41,724 in cash. Cash payments to non-employee directors are paid monthly on a prorated basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 15, 2025 for (a) the executive officers named in the Summary Compensation Table included elsewhere in this Form 10-K amendment, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 15, 2025 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 103,611,251 shares of common stock outstanding on April 15, 2025 after deducting treasury stock.

Unless otherwise noted, the business address of each of the beneficial owners listed below is c/o the Company at 200 Spectrum Center Dr., Suite 300, Irvine, CA 92618.

	Number of
	Shares
	Beneficially
Name and Address of Beneficial Owners	Owned	% of Class(1)
Directors and Executive Officers
Yoshiyuki Aikawa	92,688,960	89.45%
Yuya Yoshida	—	—
Ryoji Murata	—	—
Akira Komatsu	—	—
Ken Edahiro	—	—
Mike Sayama	15,000	* %
Fumitoshi Fujiwara	—	—
Miki (Shimizu) Yamazaki
All named executive officers and directors as a group (7 persons)	92,703,960	89.47%

*	Less than 1.0%

(1)	Percentages are based on 103,611,251 shares of SBC’s common stock outstanding as of April 15, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Person Transactions

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiary were or are a party, or in which we or our subsidiary were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities (a “significant shareholder”), or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

We recognize that transactions between us and any of our directors or executives or with a third party in which one of our officers, directors or significant shareholders has an interest can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and stockholders.

The Audit Committee of the Board of Directors is charged with responsibility for reviewing, approving and overseeing any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K), including the propriety and ethical implications of any such transactions, as reported or disclosed to the Audit Committee, and to determine whether the terms of the transaction are not less favorable to us than could be obtained from an unaffiliated party.

Please also see the description of all the Related Party Transaction in Note 18 of this Annual Report on Form 10-K/A.

Related Party Transactions Prior to the Business Combination

Convertible Promissory Note

On May 18, 2023, Pono entered into a Convertible Promissory Note with the Company, pursuant to which the Company agreed to loan Pono an aggregate principal of $1,000,000 (the “Convertible Promissory Note”). The Convertible Promissory Note was non-interest bearing and was due and payable upon the earlier to occur of (i) the first business day following the consummation of the Company’s initial Business Combination and (ii) May 17, 2024, unless accelerated upon the occurrence of an event of default.

On February 27, 2024, Pono and the Company entered into an Amendment to the Note (the “Amended Note Purchase Agreement”), which increased the purchase price of the note from $1,000,000 to $2,700,000 and amended the maturity date to the earlier to occur of (i) the first business day following the consummation of the Company’s initial Business Combination and (ii) August 29, 2024, unless accelerated upon the occurrence of an event of default. In consideration for entering into the Amended Note, each of the parties to the Merger Agreement agreed to release each other party from any claims arising out of any termination of the Merger Agreement or failure to consummate the transactions contemplated thereby. The Convertible Promissory Note automatically converted into Class A Common Stock at one share for each $10 in outstanding principal amount at the Closing.

Non-redemption Agreement

On May 5, 2023, the Company held a special meeting of stockholders (the “Special Meeting”), and the chairman adjourned the Special Meeting to May 8, 2023. On May 8, 2023, the Company held the Special Meeting. During the Special Meeting, stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (i) to extend the date by which the Company has to consummate a business combination from May 9, 2023 to February 9, 2024 for no additional amount to be paid by the Sponsor into the Trust Account, and (ii) to provide for the right of a holder of Class B common stock to convert such shares into shares of Class A common stock on a one -for-one basis prior to the closing of a business combination at the election of the holder. As approved by the stockholders of the Company, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on May 8, 2023. The Company’s stockholders elected to redeem an aggregate of 9,577,250 shares of Class A common stock of the Company in connection with the Special Meeting. Following such redemptions, the amount of funds remaining in the trust account was approximately $20 million.

In connection with the Special Meeting, the Company and the Sponsor entered into non-redemption agreements with certain unaffiliated stockholders owning, in the aggregate, 998,682 shares of the Company’s Class A common stock, pursuant to which such stockholders agreed, among other things, not to redeem or exercise any right to redeem such public shares in connection with the Extension Amendment. On February 5, 2024, the Company’s stockholders approved a proposal to extend the date by which the Company had to consummate a business combination from February 9, 2024 to November 9, 2024.

The Company estimated the aggregate fair value of the 339,565 Sponsor Shares attributable to the Non-Redeeming Stockholders to be $709,691 or $ 2.09 per share. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in the Sponsor Shares. The excess of the fair value of the Sponsor Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A shares not to redeem, with a corresponding charge to additional paid -in capital to recognize the fair value of the shares transferred as an offering cost.

In February 2025, the Company issued 860,435 shares of common stock, with no proceeds, to Mehana Capital LLC as incentive shares pursuant to the Non-Redemption Agreements.

Related Party Transactions of Legacy SBC

SBC Medical Group Co., Ltd., a Japan corporation (“SBC Medical Sub”) is designated as a “medical service corporation” in Japan. In Japan, a medical service corporation is a legal entity that provides management service to “MCs”. The management services are conducted through FC contracts and service contracts between certain subsidiary of the Company (SBC Medical Sub) and the MCs that own all 241 of the treatment centers in Japan.

There are currently six MCs that the SBC Medical Sub has entered into franchisor-franchisee contracts and service contracts with, consisting of Medical Corporation Shobikai, Medical Corporation Kowakai, Medical Corporation Nasukai, Medical Corporation Aikeikai, Medical Corporation Jukeikai, and Medical Corporation Ritz Cosmetic Surgery (collectively, the “MCs”).

In addition to the six MCs, we have entered into service contracts with Medical Corporation Association Furinkai (the service contract regarding operation on November 22, 2023 and the service contract regarding management consulting on November 25, 2023 respectively) and Medical Corporation Association Junikai (the service contract regarding operation and the service contract regarding management consulting both on November 16, 2023). The scope of work (“SOW”) of the service contracts with these two MCs is limited to marketing, introduction of new treatment technologies and future business development while the SOW of the FC contracts with the six MCs are broad and define general rules in order to allow MCs to use the SBC brand name. Accordingly, the service contracts with these two MCs are different from the FC contracts with the six MCs and the clinics of these two MCs do not use the “Shonan Beauty Clinic” brand. Please see “— Material Contracts between SBC Medical Sub and MCs — Service Contracts” for more information regarding the service contracts with Medical Corporation Association Furinkai and Medical Corporation Association Junikai.

All of the MCs are deemed to be related parties of the Company since relatives of the CEO of the Company are the members (or shain) of general meetings of members of the MCs. The CEO of the Company was previously a member of the six franchisee MCs until he ceased being a member in July 2023. The Company, through SBC Medical Sub, owns equity “deposit” interests (or mochibun) of the six franchisee MCs. Although the Company, through SBC Medical Sub, has an equity “deposit” interest to the rights to receive a distribution of residual assets in proportion to the amount of contribution in certain circumstances as provided in the articles of incorporation of each of the six MCs, the Company or SBC Medical Sub does not have voting control over the corporate actions at general meetings of members (or shain) of the MCs per the requirements of the Japanese Medical Care Act and the MCs’ articles of incorporation.

Since September 2023, Legacy SBC started providing services to two additional medical corporations in Japan, namely, Medical Corporation Association Furinkai and Medical Corporation Association Junikai, which are considered as related parties of Legacy SBC as the relatives of the CEO of Legacy SBC being members of the two medical corporations.

In January 2024, Legacy SBC acquired 353,600 shares of common stock of Waqoo, accounts for less than 10% ownership, a related- party company listed on the Tokyo Stock Exchange, of which the CEO of Legacy SBC is a principal shareholder, with a fair value of $5,565,938 through a share exchange agreement.

The related parties that had material transactions for the years ended December 31, 2024 and 2023 consist of the following:

Name of Related Parties	Nature of Relationship as of December 31, 2024
Yoshiyuki Aikawa	Controlling shareholder, director and CEO of the Company
Yoshiko Aikawa	Representative director of subsidiaries of the Company
Mizuho Yamashita	Director of a subsidiary of the Company
Medical Corporation Shobikai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Kowakai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Nasukai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Aikeikai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Jukeikai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Ritz Cosmetic Surgery	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Association Junikai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Association Furinkai	The relatives of the CEO of the Company being the Members of the MC
Japan Medical & Beauty Inc.	Controlled by the CEO of the Company
SBC Inc., previously known as SBC China Inc.	Controlled by the CEO of the Company
Hariver Inc.	Controlled by the CEO of the Company
General Incorporated Association SBC	The CEO of the Company being the Member of General Incorporated Association SBC
Public Interest Foundation SBC Medical Promotion	The relative of CEO of the Company being a Member of Public Interest Foundation SBC
Foundation	Medical Promotion Foundation
AI Med Inc.	The CEO of the Company is a principal shareholder of AI Med Inc.
Amulet Inc.	Controlled by Mizuho Yamashita, a director of a subsidiary of the Company
SBC Irvine MC	Significantly influenced by the Company
SBC Tokyo Medical University, previously known as	The CEO of the Company is the chairman of SBC Tokyo Medical University
Ryotokuji University
SBC Shonan Osteopathic Clinic Inc.	The CEO of the Company is a principal shareholder of SBC Shonan Osteopathic Clinic Inc.
Waqoo Inc.	The CEO of the Company is a principal shareholder of Waqoo Inc.
General Incorporated Association Taiseikai	The relatives of CEO of the Company being the Members of General Incorporated Association Taiseikai
Skynet Academy Co., Ltd.*	Controlled by the CEO of the Company
Kijimadairakanko Inc.*	Controlled by the CEO of the Company

* Former subsidiaries of the Company that were disposed of to companies controlled by the CEO of the Company on December 23, 2024.

During the twelve months ended December 31, 2024 and 2023, the transactions with related parties are as follows:

	For the Twelve Months Ended December 31,
	2024	2023

Medical Corporation Shobikai	$26,205,206	$33,109,091
Medical Corporation Kowakai	25,998,681	17,444,445
Medical Corporation Nasukai	24,113,981	18,942,043
Medical Corporation Aikeikai	11,113,976	8,105,210
Medical Corporation Jukeikai	3,698,101	1,275,997
Medical Corporation Ritz Cosmetic Surgery	2,672,883	516,360
Japan Medical & Beauty Inc.	19,713	24,895
Hariver Inc.	9,856	11,041
SBC Inc., previously known as SBC China Inc.	1,842	60
Public Interest Foundation SBC Medical Promotion Foundation	59	625
General Incorporated Association SBC	304	—
SBC Tokyo Medical University, previously known as Ryotokuji University	40,817	32,830
Yoshiyuki Aikawa	54,130	2,267
Mizuho Yamashita	—	15,458
Amulet Inc.	—	927
AI Med Inc.	207	15,197
SBC Irvine MC	682,057	720,498
Medical Corporation Association Furinkai	4,880,109	—
Medical Corporation Association Junikai	2,013,450	—
General Incorporated Association Taiseikai	993	—
SBC Shonan Osteopathic Clinic Co., Ltd.	2,880	—
Total	$101,509,245	$80,216,944

As of December 31, 2024 and December 31, 2023, the balances with related parties are as follows:

Accounts receivable	December 31, 2024	December 31, 2023

Medical Corporation Shobikai	$4,270,647	$9,251,427
Medical Corporation Nasukai	6,716,636	8,447,448
Medical Corporation Kowakai	6,554,855	7,841,059
Medical Corporation Aikeikai	2,816,432	4,661,649
Medical Corporation Jukeikai	778,715	1,358,213
Medical Corporation Association Furinkai	1,252,149	1,039,074
Medical Corporation Ritz Cosmetic Surgery	482,829	520,891
Medical Corporation Association Junikai	859,837	348,187
Japan Medical & Beauty Inc.	—	139,767
SBC Tokyo Medical University, previously known as Ryotokuji University	436	66,546
AI Med Inc.	—	2,329
SBC Inc., previously known as SBC China Inc.	1,348	45
Public Interest Foundation SBC Medical Promotion Foundation	—	37
SBC Shonan Osteopathic Clinic Co., Ltd.	1,284	—
SBC Irvine MC	122,149	—
General Incorporated Association Taiseikai	304	—
General Incorporated Association SBC	53	—
Total	$23,857,674	$33,676,672

	December 31,	December 31,
Other receivables	2024	2023

SBC Inc., previously known as SBC China Inc.	$5,245,990	$—
Total	$5,245,990	$—

	December 31,	December 31,
Finance lease receivables	2024	2023

Medical Corporation Shobikai	$1,994,216	$2,568,709
Medical Corporation Kowakai	2,387,575	2,779,347
Medical Corporation Nasukai	2,684,466	2,019,117
Medical Corporation Aikeikai	1,492,424	1,782,124
Medical Corporation Jukeikai	482,444	335,317
Medical Corporation Ritz Cosmetic Surgery	1,008,402	79,439
Total	$10,049,527	$9,564,053
Less: current portion	6,598,828	6,143,564
Non-current portion	$3,450,699	$3,420,489

	December 31,	December 31,
Due from related party, net	2024	2023

SBC Irvine MC	$3,301,013	$3,238,209
Less: allowance for credit loss	(3,301,013)	(3,238,209)
Total	$—	$—

	December 31,	December 31,
Long-term investments in MCs – related parties	2024	2023

Medical Corporation Shobikai	$6,216	$7,090
Medical Corporation Kowakai	6,216	7,090

Medical Corporation Nasukai	6,216	7,090
Medical Corporation Aikeikai	6,216	7,090

Medical Corporation Jukeikai	6,685,971	7,626,184
Medical Corporation Ritz Cosmetic Surgery	10,658,205	12,157,011
Total	$17,369,040	$19,811,555

	December 31,	December 31,
Advances from customers	2024	2023

Medical Corporation Shobikai	$7,877,988	$13,438,645
Medical Corporation Kowakai	3,618,451	4,237,765

Medical Corporation Nasukai	3,317,683	4,117,597
Medical Corporation Aikeikai	928,692	1,168,947

Medical Corporation Jukeikai	56,118	85,044
Medical Corporation Ritz Cosmetic Surgery	4,877	10,177
Total	$15,803,809	$23,058,175

	December 31,	December 31,
Notes payable – related parties	2024	2023

Medical Corporation Shobikai	$9,410,372	$5,264,101
Medical Corporation Kowakai	6,901,327	3,855,650

Medical Corporation Nasukai	6,208,280	4,099,032
Medical Corporation Aikeikai	428,944	1,561,642

Medical Corporation Jukeikai	372,383	268,552
Medical Corporation Ritz Cosmetic Surgery	498,940	268,445

Total	$23,820,246	$15,317,422
Less: current portion	9,672,886	3,369,203
Non-current portion	$14,147,360	$11,948,219

	December 31,	December 31,
Due to related party	2024	2023

Yoshiyuki Aikawa	$3,469,183	$3,583,523
Total	$3,469,183	$3,583,523

	For the Six Months Ended
	December 31,

Allowance for credit loss movement	2024	2023

Beginning balance	$3,238,209	$2,867,455
Provision for credit loss	62,804	146,452
Ending balance	$3,301,013	$3,013,907

The balances of due to and due from related parties represent the outstanding loans to and from related parties, respectively, as of December 31, 2024 and December 31, 2023. These loans are non-secured, interest-free and due on demand.

In February 2023, the Company paid off the retirement compensation expense accrued to Yoshiko Aikawa.

During the years ended December 31, 2024 and 2023, the Company purchased medical equipment and cosmetics of $8,472,202 and $2,842,588, respectively, from Japan Medical & Beauty Inc., which was recognized and included in the cost of revenues.

Related Party Transactions After the Business Combination

Employment Agreements

Please see the description of the employment agreements between the Company and its executive officers contained in Item 12 of this Annual Report on Form 10-K/A.

Indemnification Agreements

On September 17, 2024, the Company entered into indemnification agreements with each of its directors containing provisions which are in some respects broader than the specific indemnification provisions contained in the Delaware General Corporation Law. The indemnification agreements will require the Company, among other things, to indemnify its directors against certain liabilities that may arise by reason of their status or service as directors and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Disposal of Kijimadairakanko Inc. (“Kijima”) and Skynet Academy Co., Ltd. (“Skynet”)

On December 17, 2024, SBC Medical Sub entered into definitive agreements to sell and transfer all of the shares in its subsidiaries, Kijima and Skynet, to entities owned by Yoshiyuki Aikawa, CEO of the Company, for cash. SBC Medical Sub pursued the transactions to concentrate business and management resources on its main medical business. The disposal of Kijima and Skynet did not constitute a strategic shift that would have a major effect on the SBC Medical Sub’s operations and financial results. The transactions closed on December 23, 2024, subject to customary closing conditions. SBC Medical Sub received total cash consideration of one Japanese Yen ($0) for Kijima and $446,460 for Skynet. In accounting for the disposals, operating results of Kijima and Skynet are included in the Company’s consolidated financial statements up to the disposal date. The difference between (i) the fair value of the net assets disposed and (ii) the consideration received was recognized as an adjustment to Additional Paid-in Capital (“APIC”). No retrospective adjustments have been made to prior-period consolidated financial statements. Following the completion of these transactions, Kijima and Skynet ceased to be subsidiaries of the Company after December 23, 2024. Their financial results are therefore excluded from the Company’s consolidated financial statements for periods subsequent to the disposal date.

Material Contracts between SBC Medical Sub and MCs

SBC Medical Sub has entered into a Partner Doctor Independence Support Program Agreement, an SBC Operating Agreement and Service Contracts with each of the MCs.

Partner Doctor Independence Support Program Agreement

SBC Medical Sub has entered into a Partner Doctor Independence Support Program Agreement (the “PDISPA”) with each of the MCs. The term of the PDISPA is for a period of 5 years from September 1, 2021, to August 31, 2026. The PDISPA will be renewed under the same terms for successive one-year periods upon conclusion of the initial term unless either party requests in writing to terminate the PDISPA 6 months prior to the expiration date of the PDISPA. Pursuant to the PDISPA, the Company agreed to provide the use of the name of the “Shonan Beauty Clinic” and the “SBC Medical Group” (Medical Corporation Shobikai, Medical Corporation Kowakai, Medical Corporation and Nasukai, Medical Corporation which together are referred to as the “SBC Medical”) to the MCs for the purpose of operating clinics. The Company also granted to the MCs the right to use the name “SBC Medical Group,” the know-how of clinic operation, trademark, trade name, and the right to provide the treatment designated by the Company, and the right to conduct business activities as a partner of the SBC Medical Group under a unified image.

SBC’s Operating Agreement

The Company previously entered into an SBC Operating Agreement (the “SBCOA”) with each of the MCs. The original term of the SBCOA was from April 1, 2023, to March 31, 2025, and the term was extended until March 31, 2026. Either party may terminate the SBCOA by giving notice to the other party of the intended termination at least 6 months prior to the scheduled termination date. Pursuant to the SBCOA the Company agreed to provide the MCs with the following consulting services related to: (i) marketing related services for developing new clients, (ii) aiming to ensure stable performance and increase customer satisfaction through the creation of repeat customers, (iii) the establishment and operation of a system seeking to ensure medical safety (iv) securing attorneys and medical institutions to transport in the event of claims or medical accidents, (v) measures to improve employee satisfaction, and design of organizational chart and personnel evaluation system (vi) the selection of medical equipment and materials, (vii) the acquisition of properties for new medical facilities (trade area survey, area selection, lease agreement signing, etc.), (viii) various types of general skills training for healthcare facility employees, (ix) specialized and advanced skills training in leadership, motivation, communication, etc., for chiefs, leaders, and other employees with subordinates, (x) development of new type of medical facilities, (xi) development of new treatment methods, (xii) hiring employees with national certifications, professional skills, and interpersonal skills, such as doctors, nurses, and reception counselors, (xiii) performance management, business analysis, and management decision making utilizing financial statements such as income statements, cash flow statements, and balance sheets, (xiv) use of the likeness of the Company’s officers or employees on websites, commercials, and other advertising media and (xv) efficient operation methods that allow for more customer service during the same clinic hours.

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

Business Consignment Agreement for Management Consulting Services to Medical Corporation Association Furinkai

The material terms of our business consignment agreement for management consulting services to Medical Corporation Association Furinkai are as follows:

●	Signing Date:

○	November 22, 2023

●	Consulting Services by the Company to Medical Corporation Association Furinkai

○	consulting on the use of business systems used in medical facilities

○	consulting on the development of new treatments and manuals

○	consulting for repeat customer acquisition measures related to cosmetic dermatology

○ consulting on the efficient operation with more customer service during the same clinic hours related to cosmetic dermatology consulting

○ consulting for building management strategies related to cosmetic dermatology treatment

● Effective Period

○ September 1, 2024 until August 31, 2027

○ if neither party expresses an intention not to renew the agreement before the expiration of the effective period, the agreement shall be renewed for another two (2) years under the same terms and conditions

● Termination Provisions & Penalties

○ Either party may terminate this agreement by notifying the other party at least six months prior to the scheduled termination date.

● Fees Payable Under the Agreement

○ JPY60,000,000 per month (excluding consumption tax).

Business Consignment Agreement for Operational Support to Medical Corporation Association Furinkai

The material terms of our business consignment agreement for operational support services to Medical Corporation Association Furinkai are as follows:

● Signing Date

○ November 22, 2023

● Consulting Services by the Company to Medical Corporation Association Furinkai

○ secure stable business performance and increase customer satisfaction through creation of repeat customers related to cosmetic dermatology

○ selection of medical devices and medical materials for cosmetic dermatology

○ establishment and operation of a system to ensure the safety of cosmetic dermatology treatment

○ general skills training associated with cosmetic dermatology treatment for medical facility employees

○ efficient operation methods that enable more customers to be served during the same clinic hours related to cosmetic dermatology

○ planning management strategies related to cosmetic dermatology treatment

○ development of new treatment methods, formulation of manuals, and support for implementation

○ support and management of business system implementation

○ design and implementation support, operation and maintenance of servers, networks and IT infrastructure

●	Effective Period

○	September 1, 2023 until August 31, 2027

○	if neither party expresses an intention not to renew the agreement before the expiration of the effective period, the agreement shall be renewed for another two (2) years under the same terms and conditions

●	Termination Provisions & Penalties

○	Either party may terminate this agreement by notifying the other party at least six months prior to the scheduled termination date.

●	Fees Payable Under the Agreement

○	JPY1,700,000 per month for each medical facility (excluding consumption tax).

Business Consignment Agreement for Management Consulting Services to Medical Corporation Association Junikai

The material terms of our business consignment agreement for management consulting services to Medical Corporation Association Junikai are as follows:

● Signing Date

○ November 16, 2023

● Consulting Services by the Company to Medical Corporation Association Junikai

○ consulting on the use of business systems used in medical facilities

○ consulting on the development of new treatments and manuals

○ consulting for repeat customer acquisition measures related to cosmetic dermatology

○ consulting on the efficient operation with more customer service during the same clinic hours related to cosmetic dermatology consulting

○ consulting for building management strategies related to cosmetic dermatology treatment

● Effective Period

○ September 1, 2024 until August 31, 2026

○ if neither party expresses an intention not to renew the agreement before the expiration of the effective period, the agreement shall be renewed for another two (2) years under the same terms and conditions

● Termination Provisions & Penalties

○ Either party may terminate this agreement by notifying the other party at least six months prior to the scheduled termination date.

● Fees Payable Under the Agreement

○ JPY10,000,000 per month (excluding consumption tax).

The material terms of our business consignment agreement for operational support services to Medical Corporation Association Junikai are as follows:

●	Signing Date

○	November 16, 2023

●	Consulting Services by the Company to Medical Corporation Association Junikai

○	secure stable business performance and increase customer satisfaction through creation of repeat customers related to cosmetic dermatology

○	selection of medical devices and medical materials for cosmetic dermatology

○	establishment and operation of a system to ensure the safety of cosmetic dermatology treatment

○	general skills training associated with cosmetic dermatology treatment for medical facility employees

○	efficient operation methods that enable more customers to be served during the same clinic hours related to cosmetic dermatology

○	planning management strategies related to cosmetic dermatology treatment

○	development of new treatment methods, formulation of manuals, and support for implementation

○	support and management of business system implementation

○	design and implementation support, operation and maintenance of servers, networks and IT infrastructure

○	support and advisory services for the use of marketing analysis tools, etc.

●	Effective Period

○	September 1, 2023 until August 31, 2027

○	if neither party expresses an intention not to renew the agreement before the expiration of the effective period, the agreement shall be renewed for another two (2) years under the same terms and conditions

●	Termination Provisions & Penalties

○	Either party may terminate this agreement by notifying the other party at least six months prior to the scheduled termination date.

●	Fees Payable Under the Agreement

○ JPY800,000 per month for each medical facility (excluding consumption tax).

Director Independence

Our Board of Directors has reviewed the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exception of Dr. Aikawa and Mr. Yoshida, is an “independent director” as defined under Rule 5606(a)(2) of the Nasdaq Listing Rules. Our Board of Directors determined that each of Ken Edahiro, Mike Sayama, and Fumitoshi Fujiwara satisfy the applicable independence standards established by the SEC and the Nasdaq Listing Rules. In making such determinations, our Board of Directors considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. Principal Accountant Fees and Services.

Prior to the Business Combination, on March 20, 2023, the Board of Legacy SBC approved the engagement of MaloneBailey, LLP as Legacy SBC’s independent registered public accounting firm to audit its consolidated financial statements for the years ending December 31, 2022 and 2021. MaloneBailey, LLP served as the independent registered public accounting firm of Legacy SBC prior to the Business Combination. Accordingly, Marcum LLP (“Marcum”), Pono’s independent registered public accounting firm prior to the Business Combination, was informed that it would be dismissed on September 19, 2024 and replaced by MaloneBailey, LLP as the Company’s independent registered public accounting firm.

The audit report of Marcum on the financial statements of Pono, the Company’s legal predecessor, as of December 31, 2023 and 2022, and for the year ended December 31, 2023 and for the period from March 11, 2022 (inception) to December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainties, audit scope, or accounting principles except for an explanatory paragraph in such report regarding substantial doubt about Pono’s ability to continue as a going concern.

During the period from March 11, 2022 (date of inception) through December 31, 2023, and the subsequent interim periods through June 30, 2024, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused it to make a reference in connection with their opinion to the subject matter of the disagreement or reportable events as defined in Item 304(a)(1)(v) of Regulation S-K (“Regulation S-K”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), other than a previously disclosed material weakness in Pono’s internal control over financial reporting identified by Pono, which resulted in the restatement of Pono’s financial statements for certain interim periods.

In deciding to appoint MaloneBailey, LLP, the audit committee reviewed auditor independence issues and existing commercial relationships with MaloneBailey, LLP and concluded that MaloneBailey, LLP has no commercial relationship with the Company that would impair its independence for the fiscal year ending December 31, 2025.

The following table presents fees for professional audit services rendered by MaloneBailey, LLP for the audit of the Company’s financial statements for the fiscal year ended December 31, 2024 and of the financial statements of Legacy SBC for the fiscal year ended December 31, 2023.

	2024	2023
Audit Fees(1)	$1,531,727	$1,148,397
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$1,531,727	$1,148,397

(1) Audit fees consisted of fees billed for professional services rendered for the audit of our year-end financial statements and reviews of our quarterly interim financial statements filed with the SEC, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as consents and review of documents filed with the SEC, including certain 8-K filings. Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the audit committee for approval.

1. Audit services include audit work with respect to the financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and include fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. We generally do not request such services from our independent registered public accounting firm.

Prior to engagement, the audit committee pre-approves these services by category of service. The fees are budgeted and the audit committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the audit committee requires specific pre-approval before engaging our independent registered public accounting firm.

The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting. Our audit committee pre-approved all of the services provided by our independent registered public accounting firms for the years ended December 31, 2024 and 2023

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	Financial Statements and Schedules: The required information is set forth in “Part II, Item 8 - Financial Statements and Supplementary Data” in this Annual Report.

b)	Exhibits: The following exhibits are filed or furnished as an exhibit to this Annual Report on Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated January 31, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
2.2	First Amendment to the Agreement and Plan of Merger, dated April 26, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on May 1, 2023).
2.3	Second Amendment to the Agreement and Plan of Merger, dated May 30, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital, Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 2, 2023).
2.4	Third Amendment to the Agreement and Plan of Merger, dated June 15, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 16, 2023).
2.5	Amended and Restated Agreement and Plan of Merger, dated June 21, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 22, 2023).
2.6	First Amendment to the Amended and Restated Agreement and Plan of Merger, dated September 8, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Medical Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on September 11, 2023).
2.7	Second Amendment to the Amended and Restated Agreement and Plan of Merger, dated October 26, 2023, by and among Pono Capital Two Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to Form 8-K filed by Pono Capital Corp. with the SEC on October 26, 2023).
2.8	Third Amendment to the Amended and Restated Agreement and Plan of Merger, dated December 28, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on December 29, 2023).
2.9	Fourth Amendment to the Amended and Restated Agreement and Plan of Merger, dated April 22, 2024, by and among Pono Capital, Two Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital, Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on April 23, 2024).

3.1	Fourth Amended and Restated Certificate of Incorporation of SBC Medical Group Holdings Incorporated (incorporate by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024) .
3.2	Amended and Restated Bylaws of SBC Medical Group Holdings Incorporated (incorporate by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
4.1	Warrant Agreement, dated August 4, 2022, by and between Pono Capital Two, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on August 9, 2022).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).
4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).
10.1+	Form of SBC Medical Group Holdings Incorporated Equity Incentive Plan (incorporated by reference to Annex C to the Definitive Proxy Statement filed by Pono Capital Two Corp. with the SEC on August 12, 2024).
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.3	Form of Registration Rights Agreement by certain SBC Medical Group Holdings Incorporated equity holders (incorporated by reference to Exhibit E to Annex A to the Definitive Proxy Statement filed by Pono Capital Two Corp. with the SEC on August 12, 2024).
10.4	Form of Lock-Up Agreement by certain SBC Medical Group Holdings Incorporated equity holders (incorporated by reference to Exhibit C to Annex A to the Definitive Proxy Statement filed by Pono Capital Two Corp. with the SEC on August 12, 2024).
10.5	Letter Agreement, dated August 4, 2022, by and among Pono Capital Two Inc., its officers, directors, and Mehana Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on August 9, 2022).
10.6	Purchaser Support Agreement, dated January 31, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
10.7	Voting Agreement, dated January 31, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
10.8+	Executive Employment Agreement between SBC Medical Group Holdings and Yoshiyuki Aikawa, dated September 17, 2024 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.9+	Executive Employment Agreement between SBC Medical Group Holdings and Yuya Yoshida, dated September 17, 2024 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.10+	Executive Employment Agreement between SBC Medical Group Holdings and Ryoji Murata, dated September 17, 2024 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.11+	Executive Employment Agreement between SBC Medical Group Holdings and Akira Komatsu, dated September 17, 2024 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.12	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit D to Annex A to the Definitive Proxy Statement filed by Pono Capital Two, Inc. with the SEC on August 12, 2024).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by SBC Medical Group Holdings, Inc. with the SEC on March 28, 2025).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by SBC Medical Group Holdings, Inc. with the SEC on March 28, 2025).
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-K filed by SBC Medical Group Holdings, Inc. with the SEC on March 28, 2025).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed by SBC Medical Group Holdings, Inc. with the SEC on March 28, 2025).
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed by SBC Medical Group Holdings, Inc. with the SEC on March 28, 2025).
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by SBC Medical Group Holdings, Inc. with the SEC on March 28, 2025).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Indicates a management or compensatory plan
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SBC Medical Group Holdings Incorporated

Dated: April 30, 2025		/s/ Yoshiyuki Aikawa
	Name:	Yoshiyuki Aikawa
	Title:	Director, Chairman and Chief Executive Officer

