Form 10-K/A
period 2024-12-31
SBC Medical Group Holdings Inc
filed 2025-05-09
CIK 1930313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Notes

SBC Medical Group Holdings, Inc. (the “Company,” “SBC Medical,” “we,” “us” and “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) to further amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025, and as first amended on April 30, 2025 (as so amended, the “2024 10-K”) to amend and restate in its entirety Item 13 of Part III of the 2024 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends Item 15 of Part IV of the 2024 10-K solely to update the exhibit list to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as well as two employment agreements with our executive officers. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of these certifications have been omitted. Similarly, because no financial statements have been included in this Form 10-K/A, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

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

PART III

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

In January 2024, Legacy SBC acquired 353,600 shares of common stock of Waqoo, accounts for less than 10% ownership, a related-party company listed on the Tokyo Stock Exchange, of which the CEO of Legacy SBC is a principal shareholder, with a fair value of $5,565,938 through a share exchange agreement.

The related parties that had material transactions for the years ended December 31, 2024 and 2023 consist of the following:

Name of Related Parties	Nature of Relationship as of December 31, 2024
Yoshiyuki Aikawa	Controlling shareholder, director and CEO of the Company
Yoshiko Aikawa	Representative director of subsidiaries of the Company
Mizuho Yamashita	Director of a subsidiary of the Company
Medical Corporation Shobikai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Kowakai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Nasukai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Aikeikai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Jukeikai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Ritz Cosmetic Surgery	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Association Junikai	The relatives of the CEO of the Company being the Members of the MC
Medical Corporation Association Furinkai	The relatives of the CEO of the Company being the Members of the MC
Japan Medical & Beauty Inc.	Controlled by the CEO of the Company
SBC Inc., previously known as SBC China Inc.	Controlled by the CEO of the Company
Hariver Inc.	Controlled by the CEO of the Company
General Incorporated Association SBC	The CEO of the Company being the Member of General Incorporated Association SBC
Public Interest Foundation SBC Medical Promotion	The relative of CEO of the Company being a Member of Public Interest Foundation SBC
Foundation	Medical Promotion Foundation
AI Med Inc.	The CEO of the Company is a principal shareholder of AI Med Inc.
Amulet Inc.	Controlled by Mizuho Yamashita, a director of a subsidiary of the Company
SBC Irvine MC	Significantly influenced by the Company
SBC Tokyo Medical University, previously known as	The CEO of the Company is the chairman of SBC Tokyo Medical University
Ryotokuji University
SBC Shonan Osteopathic Clinic Inc.	The CEO of the Company is a principal shareholder of SBC Shonan Osteopathic Clinic Inc.
Waqoo Inc.	The CEO of the Company is a principal shareholder of Waqoo Inc.
General Incorporated Association Taiseikai	The relatives of CEO of the Company being the Members of General Incorporated Association Taiseikai
Skynet Academy Co., Ltd.*	Controlled by the CEO of the Company
Kijimadairakanko Inc.*	Controlled by the CEO of the Company

* Former subsidiaries of the Company that were disposed of to companies controlled by the CEO of the Company on December 23, 2024.

During the twelve months ended December 31, 2024 and 2023, the transactions with related parties are as follows:

	For the Twelve Months Ended December 31,
	2024	2023

Medical Corporation Shobikai	$53,862,520	$56,554,316
Medical Corporation Kowakai	46,756,189	45,115,149
Medical Corporation Nasukai	46,355,437	45,893,461
Medical Corporation Aikeikai	17,997,072	21,521,302
Medical Corporation Jukeikai	5,666,907	4,518,846
Medical Corporation Ritz Cosmetic Surgery	7,435,446	2,603,405
Japan Medical & Beauty Inc.	39,620	488,023
Hariver Inc.	19,810	21,740
SBC Inc., previously known as SBC China Inc.	2,512	467
Public Interest Foundation SBC Medical Promotion Foundation	107	387
General Incorporated Association SBC	801	569
SBC Tokyo Medical University, previously known as Ryotokuji University	45,286	231,191
Yoshiyuki Aikawa	98,445	67,516
Mizuho Yamashita	—	19,214
Amulet Inc.	—	3,587
AI Med Inc.	787	556,397
SBC Irvine MC	1,204,107	1,298,539
Medical Corporation Association Furinkai	11,708,183	2,923,608
Medical Corporation Association Junikai	3,923,228	851,105
General Incorporated Association Taiseikai	692	—
SBC Shonan Osteopathic Clinic Co., Ltd.	56,740	69,227
Total	$195,173,889	$182,738,049

As of December 31, 2024 and December 31, 2023, the balances with related parties are as follows:

Accounts receivable	December 31, 2024	December 31, 2023

Medical Corporation Shobikai	$5,091,430	$9,251,427
Medical Corporation Nasukai	8,552,722	8,447,448
Medical Corporation Kowakai	7,742,251	7,841,059
Medical Corporation Aikeikai	3,071,378	4,661,649
Medical Corporation Jukeikai	993,944	1,358,213
Medical Corporation Association Furinkai	1,263,602	1,039,074
Medical Corporation Ritz Cosmetic Surgery	817,283	520,891
Medical Corporation Association Junikai	283,298	348,187
Japan Medical & Beauty Inc.	—	139,767
SBC Tokyo Medical University, previously known as Ryotokuji University	536	66,546
AI Med Inc.	33	2,329
SBC Inc., previously known as SBC China Inc.	137	45
Public Interest Foundation SBC Medical Promotion Foundation	36	37
SBC Shonan Osteopathic Clinic Co., Ltd.	4	—
SBC Irvine MC	693,850	—
Kijimadairakanko Inc.	336,176	—

Total	$28,846,680	$33,676,672

	December 31,	December 31,
Finance lease receivables	2024	2023
Medical Corporation Shobikai	$1,877,291	$2,568,709
Medical Corporation Kowakai	2,490,705	2,779,347
Medical Corporation Nasukai	3,872,683	2,019,117
Medical Corporation Aikeikai	1,047,821	1,782,124
Medical Corporation Ritz Cosmetic Surgery	2,479,771	79,439
Medical Corporation Jukeikai	500,244	335,317
Medical Corporation Association Furinkai	1,891,412	—
Medical Corporation Association Junikai	197,452	—

SBC Shonan Osteopathic Clinic Co., Ltd.	$32,788	$
Total	$14,390,16	$9,564,053

Less: current portion	$(5,992,585)	$(6,143,564)
Non-current portion	$8,397,582	$3,420,489

Due from related party, net	December 31, 2024	December 31, 2023
SBC Irvine MC	$2,836,013	$3,238,209
Less: allowance for credit loss	(2,836,013)	(3,238,209)
Total	$—	$—

Long-term investments in MCs - related parties	December 31, 2024	December 31, 2023
Medical Corporation Shobikai	$6,378	$7,090
Medical Corporation Kowakai	6,378	7,090
Medical Corporation Nasukai	6,378	7,090
Medical Corporation Aikeikai	6,378	7,090
Medical Corporation Jukeikai	6,859,913	7,626,184
Medical Corporation Ritz Cosmetic Surgery	10,935,485	12,157,011
Total	$17,820,910	$19,811,555

	December 31,	December 31,
Accounts payable	2024	2023

Japan Medical & Beauty Inc.	$659,044	$—
Total	$659,044	$—

	December 31, 2024	December 31, 2023
Advances from customers
Medical Corporation Shobikai	$5,076,300	$13,438,645

Medical Corporation Kowakai	1,801,034	4,237,765
Medical Corporation Nasukai	1,745,069	4,117,597
Medical Corporation Aikeikai	379,931	1,168,947
Medical Corporation Jukeikai	140,170	85,044
Medical Corporation Ritz Cosmetic Surgery	45,701	10,177
SBC Shonan Osteopathic Clinic Co., Ltd.	16,395	—
Medical Corporation Association Furinkai	940,007	—
Medical Corporation Association Junikai	1,594,926	—
Total	$11,739,533	$23,058,175

	December 31,	December 31,
Notes payable – related parties	2024	2023
Medical Corporation Shobikai	$4,653	$5,264,101
Medical Corporation Kowakai	14,672	3,855,650
Medical Corporation Nasukai	8,827	4,099,032
Medical Corporation Aikeikai	2,236	1,561,642
Medical Corporation Jukeikai	—	268,552
Medical Corporation Ritz Cosmetic Surgery	1,201	268,445
Total	$31,589	$15,317,422
Less: current portion	(26,255)	(3,369,203)
Non-current portion	$5,334	$11,948,219

Due to related party	December 31, 2024	December 31, 2023
Yoshiyuki Aikawa	$2,823,590	$3,583,523
Total	$2,823,590	$3,583,523

	December 31,	December 31,
Allowance for credit loss movement	2024	2023
Beginning balance	$3,238,209	$2,867,455
Provision for credit loss	622,804	370,754
Reversal of credit loss	(1,025,000)	—
Ending balance	$2,836,013	$3,238,209

	December 31,	December 31,
Other income	2024	2023
Medical Corporation Shobikai	$999,350	$—
Medical Corporation Kowakai	568,092	—
Medical Corporation Nasukai	764,809	—
Medical Corporation Aikeikai	316,352	—
Medical Corporation Jukeikai	24,474	—
Total	$2,673,077	$—

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

SBC’s Operating Agreement

The Company previously entered into an SBC Operating Agreement (the “SBCOA”) with each of the MCs. The original term of the SBCOA was from April 1, 2023, to March 31, 2025. Pursuant to the SBCOA the Company agreed to provide the MCs with the following consulting services related to: (i) marketing related services for developing new clients, (ii) aiming to ensure stable performance and increase customer satisfaction through the creation of repeat customers, (iii) the establishment and operation of a system seeking to ensure medical safety (iv) securing attorneys and medical institutions to transport in the event of claims or medical accidents, (v) measures to improve employee satisfaction, and design of organizational chart and personnel evaluation system (vi) the selection of medical equipment and materials, (vii) the acquisition of properties for new medical facilities (trade area survey, area selection, lease agreement signing, etc.), (viii) various types of general skills training for healthcare facility employees, (ix) specialized and advanced skills training in leadership, motivation, communication, etc., for chiefs, leaders, and other employees with subordinates, (x) development of new type of medical facilities, (xi) development of new treatment methods, (xii) hiring employees with national certifications, professional skills, and interpersonal skills, such as doctors, nurses, and reception counselors, (xiii) performance management, business analysis, and management decision making utilizing financial statements such as income statements, cash flow statements, and balance sheets, (xiv) use of the likeness of the Company’s officers or employees on websites, commercials, and other advertising media and (xv) efficient operation methods that allow for more customer service during the same clinic hours.

Under the SBCOA before the renewal, in exchange for the foregoing services, each of the MCs were to pay the Company 3,000,000 yen per month (excluding consumption tax) for each medical facility where a MC provides medical services to its clients.

In light of the current challenging competitive environment, we are pursuing a long-term growth strategy aimed at expanding and stabilizing our business foundation by creating an environment that can better facilitate the establishment of new clinics by MCs. In line with this objective, we have decided to amend and renew the SBCOA with each MC, effective from April 1, 2025. Under the amended and renewed SBCOA, the term is from April 1, 2025 to March 31, 2026, and the term will be renewed automatically for 1 year unless either party notifies the termination at the end of the term.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	Financial Statements and Schedules: The required information is set forth in “Part II, Item 8 - Financial Statements and Supplementary Data” in this Annual Report.

b)	Exhibits: The following exhibits are filed or furnished as an exhibit to this Annual Report on Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated January 31, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
2.2	First Amendment to the Agreement and Plan of Merger, dated April 26, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on May 1, 2023).
2.3	Second Amendment to the Agreement and Plan of Merger, dated May 30, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital, Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 2, 2023).
2.4	Third Amendment to the Agreement and Plan of Merger, dated June 15, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 16, 2023).
2.5	Amended and Restated Agreement and Plan of Merger, dated June 21, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 22, 2023).
2.6	First Amendment to the Amended and Restated Agreement and Plan of Merger, dated September 8, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Medical Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on September 11, 2023).
2.7	Second Amendment to the Amended and Restated Agreement and Plan of Merger, dated October 26, 2023, by and among Pono Capital Two Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to Form 8-K filed by Pono Capital Corp. with the SEC on October 26, 2023).
2.8	Third Amendment to the Amended and Restated Agreement and Plan of Merger, dated December 28, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on December 29, 2023).

2.9	Fourth Amendment to the Amended and Restated Agreement and Plan of Merger, dated April 22, 2024, by and among Pono Capital, Two Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital, Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on April 23, 2024).
3.1	Fourth Amended and Restated Certificate of Incorporation of SBC Medical Group Holdings Incorporated (incorporate by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024) .
3.2	Amended and Restated Bylaws of SBC Medical Group Holdings Incorporated (incorporate by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
4.1	Warrant Agreement, dated August 4, 2022, by and between Pono Capital Two, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on August 9, 2022).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).
4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).
10.1+	Form of SBC Medical Group Holdings Incorporated Equity Incentive Plan (incorporated by reference to Annex C to the Definitive Proxy Statement filed by Pono Capital Two Corp. with the SEC on August 12, 2024).
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.3	Form of Registration Rights Agreement by certain SBC Medical Group Holdings Incorporated equity holders (incorporated by reference to Exhibit E to Annex A to the Definitive Proxy Statement filed by Pono Capital Two Corp. with the SEC on August 12, 2024).
10.4	Form of Lock-Up Agreement by certain SBC Medical Group Holdings Incorporated equity holders (incorporated by reference to Exhibit C to Annex A to the Definitive Proxy Statement filed by Pono Capital Two Corp. with the SEC on August 12, 2024).
10.5	Letter Agreement, dated August 4, 2022, by and among Pono Capital Two Inc., its officers, directors, and Mehana Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on August 9, 2022).
10.6	Purchaser Support Agreement, dated January 31, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
10.7	Voting Agreement, dated January 31, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
10.8+	Executive Employment Agreement between SBC Medical Group Holdings and Yoshiyuki Aikawa, dated September 17, 2024 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.9+ *	Amended and Restated Executive Employment Agreement between SBC Medical Group Holdings and Yuya Yoshida, dated as of April 28, 2025.
10.10+	Executive Employment Agreement between SBC Medical Group Holdings and Ryoji Murata, dated September 17, 2024 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).

10.11+	Executive Employment Agreement between SBC Medical Group Holdings and Akira Komatsu, dated September 17, 2024 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.12	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit D to Annex A to the Definitive Proxy Statement filed by Pono Capital Two, Inc. with the SEC on August 12, 2024).
10.13+ *	Executive Employment Agreement between SBC Medical Group Holdings and Miki (Shimizu) Yamazaki, dated as of April 28, 2025.
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by SBC Medical Group Holdings, Inc. with the SEC on March 28, 2025).
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by SBC Medical Group Holdings, Inc. with the SEC on March 28, 2025).
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-K filed by SBC Medical Group Holdings, Inc. with the SEC on March 28, 2025).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed by SBC Medical Group Holdings, Inc. with the SEC on March 28, 2025).
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed by SBC Medical Group Holdings, Inc. with the SEC on March 28, 2025).
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by SBC Medical Group Holdings, Inc. with the SEC on March 28, 2025).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Indicates a management or compensatory plan
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SBC Medical Group Holdings Incorporated

Dated: May 9, 2025		/s/ Yoshiyuki Aikawa
	Name:	Yoshiyuki Aikawa
	Title:	Director, Chairman and Chief Executive Officer

