Form 10-Q
period 2025-03-31
SBC Medical Group Holdings Inc
filed 2025-05-15
CIK 1930313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

949-593-0250

(Registrant’s telephone number, including area code)

Not Applicable

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of registrant’s Common Stock outstanding as of April 30, 2025 was 103,611,251, after deducting 270,000 shares of treasury stock.

Website and Social Media Disclosure

SBC Medical Group Holdings Incorporated uses its website (https://sbc-holdings.com/en) to distribute company information and makes available free of charge a variety of information for investors, including our filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after electronically filing that material with, or furnishing it, to the SEC. The information that we post on our website may be deemed material. Accordingly, investors should monitor our website, in addition to following our press releases, filings with the SEC, and public conference calls and webcasts. In addition, investors may opt in to automatically receive email alerts and other information about us when enrolling their email address by visiting the “Email Alerts” section under the “Resources” tab on our website. We do not incorporate the information contained on, or accessible through, our website or related social media channels into this Quarterly Report on Form 10-Q (“Quarterly Report”).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations.

Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	future financial performance of the Company;
●	changes in the market and level of demand for our products and services;
●	the expansion plans and opportunities of the Company;
●	the ability of the Company to access additional capital;
●	the ability of the Company maintain the listing of the Company’s common stock on Nasdaq;
●	public securities’ potential liquidity and trading;
●	the impact from the outcome of any known and unknown litigation;
●	the ability of the Company to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;
●	expectations regarding future expenditures of the Company;
●	the future mix of revenue and effect on gross margins of the Company;
●	the attraction and retention of qualified directors, officers, employees and key personnel of the Company;
●	the ability to protect and enhance the Company’s corporate reputation and brand;
●	expectations concerning the relationships and actions of the Company and its affiliates with third parties;
●	the impact from future regulatory, judicial, and legislative changes in the Company’s industry;
●	the ability to locate and acquire complementary products or product candidates and integrate those into the Company’s business;
●	future arrangements with, or investments in, other entities or associations;
●	intense competition and competitive pressures from other companies in the industries in which the Company operates;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and
●	other factors detailed under “Part I, Item 1A. Risk Factors” of the Annual Report on Form 10-K filed with the SEC by the Company on March 28, 2025 (the “Annual Report”).

These forward-looking statements are based on information available as of the date of this Quarterly Report, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements.

New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on the business of the Company, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. As a result of a number of known and unknown risks and uncertainties, the actual results or performance of the Company may be materially different from those expressed or implied by these forward-looking statements. These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described elsewhere in this Quarterly Report and the Annual Report, particularly in “Part I, Item 1A. Risk Factors” of the Annual Report.

SBC Medical Group Holdings Incorporated

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SBC MEDICAL GROUP HOLDINGS INCORPORATED

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$132,055,823	$125,044,092
Accounts receivable	1,633,456	1,413,433
Accounts receivable – related parties	30,557,912	28,846,680
Inventories	1,694,765	1,494,891
Finance lease receivables, current – related parties	7,281,088	5,992,585
Customer loans receivable, current	8,903,724	10,382,537
Prepaid expenses and other current assets	32,970,169	11,276,802
Total current assets	215,096,937	184,451,020

Non-current assets:
Property and equipment, net	8,523,351	8,771,902
Intangible assets, net	1,543,779	1,590,052
Long-term investments, net	3,703,699	3,049,972
Goodwill, net	4,780,616	4,613,784
Finance lease receivables, non-current – related parties	10,648,402	8,397,582
Operating lease right-of-use assets	5,152,104	5,267,056
Finance lease right-of-use assets	522,055	—
Deferred tax assets	2,513,653	9,798,071
Customer loans receivable, non-current	4,525,883	5,023,551
Long-term prepayments	1,922,709	1,745,801
Long-term investments in MCs – related parties	18,691,785	17,820,910
Other assets	6,980,816	15,553,453
Total non-current assets	69,508,852	81,632,134
Total assets	$284,605,789	$266,083,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,854,422	$13,875,179
Accounts payable – related parties	1,141,762	659,044
Current portion of long-term loans	66,950	96,824
Notes and other payables, current – related parties	1,422,976	26,255
Advances from customers	525,497	820,898
Advances from customers – related parties	10,155,134	11,739,533
Income tax payable	1,624,002	18,705,851
Operating lease liabilities, current	4,131,154	4,341,522
Finance lease liabilities, current	157,532	—
Accrued liabilities and other current liabilities	8,564,250	8,103,194
Due to related party	2,822,537	2,823,590
Total current liabilities	48,466,216	61,191,890

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEETS — (Continued)

	March 31, 2025	December 31, 2024
Non-current liabilities:
Long-term loans	6,798,045	6,502,682
Notes and other payables, non-current – related parties	12,413	5,334
Deferred tax liabilities	346,432	926,023
Operating lease liabilities, non-current	1,312,819	1,241,526
Finance lease liabilities, non-current	195,572	—
Other liabilities	1,151,857	1,193,541
Total non-current liabilities	9,817,138	9,869,106
Total liabilities	58,283,354	71,060,996

Stockholders’ equity:
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—
Common stock ($0.0001 par value, 400,000,000 shares authorized, 103,881,251 and 103,020,816 shares issued, 103,611,251 and 102,750,816 shares outstanding as of March 31, 2025 and December 31, 2024, respectively)	10,388	10,302
Additional paid-in capital	62,513,837	62,513,923
Treasury stock (at cost, 270,000 shares as of March 31, 2025 and December 31, 2024)	(2,700,000)	(2,700,000)
Retained earnings	210,965,453	189,463,007
Accumulated other comprehensive loss	(44,343,412)	(54,178,075)
Total SBC Medical Group Holdings Incorporated stockholders’ equity	226,446,266	195,109,157
Non-controlling interests	(123,831)	(86,999)
Total stockholders’ equity	226,322,435	195,022,158
Total liabilities and stockholders’ equity	$284,605,789	$266,083,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2025	2024
Revenues, net – related parties	$45,257,145	$50,470,207
Revenues, net	2,071,556	4,337,835
Total revenues, net	47,328,701	54,808,042
Cost of revenues (including cost of revenues from related parties of $3,456,928 and $1,797,359 for the three months ended March 31, 2025 and 2024, respectively)	9,595,617	15,288,667
Gross profit	37,733,084	39,519,375

Operating expenses:
Selling, general and administrative expenses	13,531,010	15,058,490
Total operating expenses	13,531,010	15,058,490

Income from operations	24,202,074	24,460,885

Other income (expenses):
Interest income	55,333	17,689
Interest expense	(6,207)	(3,008)
Other income	151,328	349,681
Other expenses	(1,697,259)	(1,436,656)
Gain on redemption of life insurance policies	8,746,138	—
Gain on disposal of subsidiary	—	3,813,609
Total other income	7,249,333	2,741,315

Income before income taxes	31,451,407	27,202,200

Income tax expense	9,959,457	8,451,984

Net income	21,491,950	18,750,216
Less: net loss attributable to non-controlling interests	(10,496)	(7,536)
Net income attributable to SBC Medical Group Holdings Incorporated	$21,502,446	$18,757,752

Other comprehensive income (loss):
Foreign currency translation adjustment	$9,808,327	$(10,193,852)
Total comprehensive income	31,300,277	8,556,364
Less: comprehensive loss attributable to non-controlling interests	(36,832)	(92,000)
Comprehensive income attributable to SBC Medical Group Holdings Incorporated	$31,337,109	$8,648,364

Net income per share attributable to SBC Medical Group Holdings Incorporated*
Basic and diluted	$0.21	$0.20
Weighted average shares outstanding*
Basic and diluted	103,276,637	94,192,433

*	Retrospectively restated for effect of reverse recapitalization on September 17, 2024.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated Stockholders’	Non- controlling	Total Stockholders’
	Number	Amount	Capital	Number	Amount	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2024	103,020,816	$10,302	$62,513,923	(270,000)	$(2,700,000)	$189,463,007	$(54,178,075)	$195,109,157	$(86,999)	$195,022,158
Issuance of common stock as incentive shares	860,435	86	(86)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	21,502,446	—	21,502,446	(10,496)	21,491,950
Foreign currency translation adjustment	—	—	—	—	—	—	9,834,663	9,834,663	(26,336)	9,808,327
Balance as of March 31, 2025	103,881,251	$10,388	$62,513,837	(270,000)	$(2,700,000)	$210,965,453	$(44,343,412)	$226,446,266	$(123,831)	$226,322,435

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated Stockholders’	Non- controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2023	94,192,433	$9,419	$36,879,281	$142,848,732	$(37,578,255)	$142,159,177	$1,651,072	$143,810,249
Disposal of subsidiary	—	—	—	—	—	—	(1,221,795)	(1,221,795)
Net income (loss)	—	—	—	18,757,752	—	18,757,752	(7,536)	18,750,216
Foreign currency translation adjustment	—	—	—	—	(10,109,388)	(10,109,388)	(84,464)	(10,193,852)
Balance as of March 31, 2024	94,192,433	$9,419	$36,879,281	$161,606,484	$(47,687,643)	$150,807,541	$337,277	$151,144,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,491,950	$18,750,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	628,304	1,018,477
Non-cash lease expense	985,184	1,052,123
Provision for credit losses	25,102	152,579
Fair value change of long-term investments	140,581	938,511
Gain on disposal of subsidiary	—	(3,813,609)
Gain on redemption of life insurance policies	(8,746,138)	—
Gain on disposal of property and equipment	(12,375)	—
Deferred income taxes	7,016,227	(360,582)
Changes in operating assets and liabilities:
Accounts receivable	(147,925)	(383,254)
Accounts receivable – related parties	(295,505)	4,775,935
Inventories	(124,279)	(34,802)
Finance lease receivables – related parties	(2,779,253)	(814,608)
Customer loans receivable	4,501,760	2,858,633
Prepaid expenses and other current assets	(3,150,243)	610,059
Long-term prepayments	98,164	138,212
Other assets	318,351	(328,818)
Accounts payable	3,235,017	(8,937,435)
Accounts payable – related parties	441,481	—
Notes and other payables – related parties	(548,077)	(1,104,968)
Advances from customers	(328,791)	(1,451,008)
Advances from customers – related parties	(2,114,829)	(161,936)
Income tax payable	(17,635,239)	(6,552,783)
Operating lease liabilities	(1,036,605)	(1,067,196)
Accrued liabilities and other current liabilities	63,764	(1,604,603)
Other liabilities	(98,005)	3,032
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,928,621	3,682,175

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(253,725)	(702,281)
Purchase of convertible note	—	(1,700,000)
Prepayments for property and equipment	(501,253)	—
Advances to related parties	—	(367,579)
Purchase of long-term investments	(635,145)	—
Long-term loans to others	(12,783)	(44,865)
Repayments from related parties	70,000	215,000
Repayments from others	30,680	21,422
Disposal of subsidiary, net of cash disposed of	—	(815,819)
Proceeds from disposal of property and equipment	323,419	—
NET CASH USED IN INVESTING ACTIVITIES	(978,807)	(3,394,122)

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	15,000	—
Repayments of long-term loans	(55,873)	(30,354)
Repayments of finance lease liabilities	(223,454)	—
Repayments to related parties	(16,053)	(9,873)
NET CASH USED IN FINANCING ACTIVITIES	(280,380)	(40,227)

Effect of exchange rate changes	6,342,297	(7,089,208)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,011,731	(6,841,382)
CASH AND CASH EQUIVALENTS AS OF THE BEGINNING OF THE PERIOD	125,044,092	103,022,932
CASH AND CASH EQUIVALENTS AS OF THE END OF THE PERIOD	$132,055,823	$96,181,550

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$6,207	$3,008
Cash paid for income taxes	$20,577,290	$16,172,526

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment transferred from long-term prepayments	$125,287	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$102,599	$—
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	$581,129	$—
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	$358,358	$1,078,611
Payables to related parties in connection with loan services provided	$1,922,224	$10,951,451
Issuance of common stock as incentive shares	$86	$—
Redemption proceeds receivable on life insurance policies	$17,735,717	$—

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

Unless the context indicates otherwise, any references herein to the “Company”, “we”, “us” and “our” refer to 1) SBC USA and its consolidated subsidiaries and VIE, prior to the consummation of Pono Merger, and to 2) SBC Holding and its consolidated subsidiaries and VIE, following Pono Merger; and reference herein to “Pono” refers to SBC Holding prior to the consummation of Pono Merger.

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

Corporate Structure

As of March 31, 2025, the Company’s major subsidiaries and VIE are as follows:

Name	Place of Incorporation	Date of Incorporation or Acquisition	Percentage of Ownership	Principal Activities
SBC Medical Group, Inc.	United States	January 20, 2023	100%	Investment holding
SBC Medical Group Co., Ltd.*	Japan	June 18, 2003	100%	Franchising, procurement, management and rental services for the medical corporations

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS (cont.)

Name	Place of Incorporation	Date of Incorporation or Acquisition	Percentage of Ownership	Principal Activities
Liesta Co., Ltd.	Japan	December 15, 2020	100%	Real estate brokerage services
SBC Sealane Co., Ltd.	Japan	June 7, 2022	100%	Construction services
SBC Marketing Co., Ltd.	Japan	June 30, 2022	100%	Marketing services
Medical Payment Co., Ltd.	Japan	June 30, 2022	75%	Loan services
SBC Medical Consulting Co., Ltd.	Japan	August 2, 2022	100%	Human resource services
Shoubikai Medical Vietnam Co., Ltd.	Vietnam	August 29, 2013	100%	Cosmetic clinic
SBC Healthcare Inc.	United States	December 16, 2019	100%	Management services for cosmetic clinic in the United States
SBC Irvine, LLC	United States	December 27, 2018	100%	Management services for cosmetic clinic in the United States
Aesthetic Healthcare Holdings Pte. Ltd.	Singapore	November 20, 2024	100%	Investment holding
Wen & Weng Family Clinic Pte. Ltd.**	Singapore	November 20, 2024	100%	General outpatient medical services
Wen & Weng Medical Group Pte. Ltd.**	Singapore	November 20, 2024	100%	Healthcare-related businesses
Rochor Clinic Pte. Ltd.**	Singapore	November 20, 2024	100%	General outpatient medical services
Dermasolutions Pte. Ltd.**	Singapore	November 20, 2024	100%	Cosmetic and dermatological treatments and products
Dermasolutions Services Pte. Ltd.**	Singapore	November 20, 2024	100%	Cosmetic services and products
SBC MEDICAL APAC PTE. LTD.	Singapore	March 26, 2025	100%	Asia-Pacific regional headquarters
Aikawa Medical Management, Inc.	United States	May 10, 2017	VIE	Management services for cosmetic clinic in the United States

*	In January 2025, the Company effected a merger in which SBC Japan and Shobikai Sub merged with and into L’Ange Sub. As a result, the separate corporate existence of SBC Japan and Shobikai Sub ceased, with L’Ange Sub continuing as the surviving company. Following the merger, L’Ange Sub changed its name to SBC Medical Group Co., Ltd., which is herein referred to as “SBC Japan.”

**	Subsidiaries of Aesthetic Healthcare Holdings Pte. Ltd. (“AHH”)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited consolidated financial statements do not include all of the information and disclosure required by U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments consisting of a normal recurring nature considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2024.

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

The Company reports AHH and its subsidiaries, which were acquired in November 2024, on a three-month calendar lag allowing for the timely preparation of financial statements. This three-month reporting lag is with the exception of significant transactions or events that occur during the intervening period, if any.

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

Assessment of Medical Corporations in Japan

SBC Japan is designated as a medical service corporation (the “MSC”) to provide services to the Medical Corporations (the “MCs”) in Japan. To maintain and strengthen the business relationship and to secure the source of revenues from the MCs, the Company acquired equity interests in the following MCs throughout the years.

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

Since the not-for-profit entities scope exception to the variable interest model is applicable to the MCs, the Company evaluates its business relationship, franchisor-franchisee agreements and/or services agreements with the MCs in Japan under the voting model. The Company has concluded that consolidation of the MCs is not appropriate for the periods presented as it does not have a majority voting interest in the Members of the MCs nor does it have a controlling financial interest in the MCs. The equity interests in the MCs held by the Company are recorded as long-term investments in MCs — related parties on the unaudited consolidated balance sheets. The transactions between the Company and the MCs are disclosed in Note 16 Related Party Transactions.

(b) Foreign Currency

The Company maintains its books and record in its local currency, mainly Japanese YEN (“JPY” or “¥”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited statements of operations.

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

Translation of amounts from local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2025	March 31, 2024
Current JPY:US$1 exchange rate	149.4840	151.3380
Average JPY:US$1 exchange rate	152.5417	148.4462

(c) Use of Estimates

In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, useful lives and impairment of long-lived assets, impairment of goodwill, impairment of long-term investments in MCs — related parties, valuation allowance of deferred tax assets, uncertain income tax positions, the recognition and measurement of impairment of investments in securities, allowance for credit losses and implicit interest rate of operating and finance leases. Management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results could differ from those estimates.

(d) Customer Loans Receivable, and Notes and Other Payables — Related Parties

In February 2023, the Company started to provide loan services to certain customers of the related-party MCs (“End Customers”). Once a loan is granted to finance an End Customer’s purchase, the End Customer is required to repay the Company in monthly installments. The loans provided to the End Customers are unsecured, interest-bearing, and due in three months to five years, depending on the End Customers’ choice of the loan service term.

The Company records the customer loans receivables at gross loan receivables less unamortized costs of issuance fees or discounts, which are amortized over the life of the loan to interest income. During the three months ended March 31, 2025 and 2024, the Company generated interest income of $283,416 and $317,509, respectively, from the loan services, which were included in revenues.

Management periodically evaluates individual End Customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Customer loans receivable is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the three months ended March 31, 2025 and 2024, the Company recorded $95,102 and nil allowance for doubtful accounts, respectively, for customer loans receivable.

Prior to January 2025, when a loan was granted to an End Customer, the Company issued a promissory note to the related party MC to settle the purchase transaction on behalf of the End Customer. The Company repays each promissory note when the corresponding loan is fully repaid by the End Customer or earlier if mutually agreed. These promissory notes are unsecured and bear no interest. Starting in January 2025, instead of issuing a promissory note to the MC upon loan issuance, the Company pays the transaction amount directly in cash on behalf of the End Customer in the month following the purchase.

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(e) Goodwill, Net

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

(f) Impairment of Long-lived Assets Other Than Goodwill

Long-lived assets with finite lives, primarily property and equipment, intangible assets, operating lease right-of-use assets and finance lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value.

(g) Long-term Investments, Net

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

(h) Long-term Investments in MCs — Related Parties

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

(i) Leases

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

The Company commences recognition of rental income related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession or controls the physical use of the leased asset. Income from rentals related to fixed rental payments under operating leases is recognized on a straight-line basis over the respective operating lease terms. Any amounts received but will be recognized as revenue in future periods are classified as advances from customers in the Company’s unaudited consolidated balance sheets.

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

(j) Revenue Recognition

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

The Company currently generates its revenue from the following main sources:

Franchising Revenue

The Company generates franchising revenue (royalty income) by licensing its intellectual properties, including but not limited to the Company’s brand name (“Shonan Beauty Clinic”), trade name, patents, and trademarks, as a franchisor pursuant to franchise agreements with the medical corporations (the “MCs”) in Japan. It recognizes revenue based on a fixed amount to each MC and a fixed amount to each clinic of the MCs and recognized over time as services are rendered.

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

Labor supporting services

The Company generates revenue by dispatching staff to MCs to provide a range of services, primarily including IT, and administrative services. The Company recognizes the revenue over the time when services are rendered.

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Rental Services Revenue

The Company generates rental income from operating leases and sales-type leases, which is accounted for under ASC Topic 842. Operating lease revenue is generally recognized on straight-line basis over the terms of the lease agreements and sales-type leases revenue is generally recognized on the lease commitment date. Also see Note 2(i).

Other Revenues

The Company generates other miscellaneous revenues such as medicine dispensed sales revenue, brokerage services revenue, construction services revenue, interest income, beauty and health services revenue, etc. These revenues are recognized when the Company satisfies performance obligations.

(k) Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and services and are included in selling, general and administrative expenses. The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the ASC 720-35, “Advertising Costs”. The advertising expenses were $682,166 and $711,630 for the three months ended March 31, 2025 and 2024, respectively.

(l) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, accounts receivable, finance lease receivables and customer loans receivable. The Company places its cash and cash equivalents with financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

For the three months ended March 31, 2025, customer A, B and C represent 24%, 26% and 23% of the Company’s total revenues, respectively. For the three months ended March 31, 2024, customer A, B, C and D represent 24%, 22%, 25% and 10% of the Company’s total revenues, respectively.

As of March 31, 2025, customer A, B, C and D account for 24%, 26%, 23% and 10% of the Company’s total outstanding accounts receivable, respectively. As of December 31, 2024, customer A, B, C and D account for 17%, 28%, 26% and 10% of the Company’s total outstanding accounts receivable, respectively.

For the three months ended March 31, 2025, no vendor accounts for more than 10% of the Company’s total purchases. For the three months ended March 31, 2024, vendor A and C represent 18% and 10% of the Company’s total purchases, respectively.

As of March 31, 2025, vendor A and B each represent 13% of the Company’s total outstanding accounts payable. As of December 31, 2024, vendor A and B represent 12% and 15% of the Company’s total outstanding accounts payable, respectively.

(m) Segment Reporting

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

(n) Related Parties and Transactions

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

(o) Fair Value Measurements

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

As of March 31, 2025 and December 31, 2024, the carrying values of current assets and current liabilities approximated their fair values reported in the unaudited consolidated balance sheets due to the short-term maturities of these instruments. Debt that bears variable interest rates index to prime also approximates fair value as it reprices when market interest rates change.

Assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are summarized below.

Fair Value Measurements as of March 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at March 31, 2025
Long-term investments:
Equity investments at fair value with readily determinable fair value	$3,104,332	—	—	$3,104,332

Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2024
Long-term investments:
Equity investments at fair value with readily determinable fair value	$2,478,531	—	—	$2,478,531

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(p) Stock-Based Compensation

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

(q) Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires entities that hold crypto assets to subsequently measure such assets at fair value with changes recognized in net income each reporting period. This accounting update also improves the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for all entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08 on January 1, 2025. As of March 31, 2025, the Company has never held any crypto assets and, therefore, the adoption of this accounting standard had no impact on its consolidated financial statements or related disclosures.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, and for annual periods beginning after December 15, 2025 for all other entities, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — VARIABLE INTEREST ENTITY (cont.)

The following amounts and balances of AMM were included in the Company’s unaudited consolidated financial statements as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024:

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$30,935	$41,247
Accounts receivable	26,768	20,076
Prepaid expenses and other current assets	21,662	32,493
Total Current Assets	79,365	93,816

Property and equipment, net	1,799,372	1,799,372
Loans receivables from subsidiaries of the Company	3,142,552	3,122,157
Other assets	2,275	2,275
Total Non-current Assets	4,944,199	4,923,804

Total Assets	$5,023,564	$5,017,620

LIABILITIES
Current Liabilities
Accounts payable	$18,450	$18,904
Accrued liabilities and other current liabilities	17,824	17,824
Due to related party	2,780,966	2,797,018
Total Current Liabilities	2,817,240	2,833,746

Loan payable to a subsidiary of the Company	8,256,774	8,245,328
Total Non-current Liabilities	8,256,774	8,245,328

Total Liabilities	$11,074,014	$11,079,074

	For the Three Months Ended March 31,
	2025	2024
Revenues	$40,470	$148,390
Cost of revenues	$—	$56,510
Total operating expenses	$47,800	$142,801
Net income (loss)	$17,671	$(50,921)
Net cash provided by (used in) operating activities	$(3,644)	$20,603
Net cash provided by (used in) investing activities	$25,000	$(5,000)
Net cash used in financing activities	$(16,052)	$(9,873)

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2025 and December 31, 2024, prepaid expenses and other current assets consist of the following:

	March 31, 2025	December 31, 2024
Advances to suppliers	$13,898,904	$9,693,043
Redemption proceeds receivable on life insurance policies	17,181,844	—
Other receivables*	1,460,695	1,558,223
Others	428,726	25,536
Total	$32,970,169	$11,276,802

*	Represent reimbursement receivables from a business partner and other miscellaneous receivables.

NOTE 5 — FINANCE LEASE RECEIVABLES

As of March 31, 2025 and December 31, 2024, finance lease receivables consist of the following:

	March 31, 2025	December 31, 2024
Future minimum lease payments receivable	$17,976,334	$14,427,511
Estimated residual value	—	—
Gross finance lease receivables	17,976,334	14,427,511
Less: unearned interest income	(46,844)	(37,344)
Finance lease receivables	$17,929,490	$14,390,167
Finance lease receivables, current	$7,281,088	$5,992,585
Finance lease receivables, non-current	$10,648,402	$8,397,582

As of March 31, 2025, maturities of the Company’s gross finance lease receivables are as follows:

Years ending December 31,
Remaining of 2025	$5,256,988
2026	7,564,573
2027	4,993,986
2028	160,787
2029 and thereafter	—
Total	$17,976,334

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PROPERTY AND EQUIPMENT, NET

As of March 31, 2025 and December 31, 2024, property and equipment, net consist of the following:

	March 31, 2025	December 31, 2024
Land	$2,019,352	$2,008,132
Buildings and facilities attached to buildings	5,535,632	5,373,424
Machinery, equipment and automobiles	4,296,688	4,312,270
Aircraft	3,681,921	3,510,376
Software	5,171,344	4,811,260
Subtotal	20,704,937	20,015,462
Less: accumulated depreciation	(9,726,481)	(8,749,391)
Less: accumulated impairment	(2,455,105)	(2,494,169)
Property and equipment, net	$8,523,351	$8,771,902

Depreciation expense was $604,882 and $744,809 for the three months ended March 31, 2025 and 2024, respectively.

The Company recognized a gain on disposal of property and equipment of $12,375 and nil for the three months ended March 31, 2025 and 2024, respectively.

NOTE 7 — INTANGIBLE ASSETS, NET

As of March 31, 2025 and December 31, 2024, intangible assets, net consist of the following:

	March 31, 2025	December 31, 2024
Patent use right	$17,393,166	$16,582,795
Trademarks	1,256,268	1,237,820
Customer Relationships	195,786	192,911
Others	105,161	159,321
Subtotal	18,950,381	18,172,847
Less: accumulated amortization	(2,187,582)	(2,072,849)
Less: accumulated impairment	(15,219,020)	(14,509,946)
Intangible assets, net	$1,543,779	$1,590,052

Amortization expense was $13,372 and $273,668 for the three months ended March 31, 2025 and 2024, respectively.

Estimated future amortization expense related to intangible assets as of March 31, 2025 is as follows:

Years ending December 31,	Amortization Expense
Remaining of 2025	$120,921
2026	161,229
2027	161,229
2028	83,967
2029	63,764
Thereafter	952,669
Total	$1,543,779

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LONG-TERM INVESTMENTS, NET

As of March 31, 2025 and December 31, 2024, long-term investments, net consist of the following:

	March 31, 2025	December 31, 2024
Investments in private entities or organizations that do not report NAV per share:
Entities or organizations without observable price changes	$1,803,812	$1,719,770
Investment in a public entity with readily determinable fair value – related party	2,436,435	2,478,531
Investment in a public entity with readily determinable fair value	667,897	—
Less: accumulated impairment	(1,204,445)	(1,148,329)
Long-term investments, net	$3,703,699	$3,049,972

The Company recognized an unrealized loss of $159,946 and $938,511 on long-term investment in a public entity with readily determinable fair value – related party for the three months ended March 31, 2025 and 2024, respectively.

The Company recognized an unrealized gain of $19,365 on long-term investment in a public entity with readily determinable fair value for the three months ended March 31, 2025.

NOTE 9 — OTHER ASSETS

As of March 31, 2025 and December 31, 2024, other assets consist of the following:

	March 31, 2025	December 31, 2024
Security deposits	$2,997,998	$2,921,855
Corporate-owned life insurance policies	3,227,207	11,563,720
Long-term loans receivable, primarily student loans	589,026	578,995
Others	166,585	488,883
Total	$6,980,816	$15,553,453

NOTE 10 — ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

As of March 31, 2025 and December 31, 2024, accrued liabilities and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
Individual income tax withheld on behalf of employees	$721,716	$859,446
Wages and bonus payables	3,303,043	3,173,679
Consumption tax payable	4,453,331	3,827,080
Liabilities assumed in connection with purchase of property and equipment	—	25,312
Excise and franchise tax payable	15,095	15,095
Others	71,065	202,582
Total	$8,564,250	$8,103,194

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — LONG-TERM LOANS

As of March 31, 2025 and December 31, 2024, the Company’s long-term loans from banks and other financial institution consist of the following:

Indebtedness	Weighted Average Interest Rate*	Weighted Average Years to Maturity*	March 31, 2025	December 31, 2024
Guaranteed loans
Fixed rate loan	0.02%	0.03	$86,317	$90,274
Variable rate loans	1.18%	2.63	6,778,678	6,473,490
Subtotal	1.20%	2.66	6,864,995	6,563,764

Unsecured loan
Fixed rate loan	—	—	—	35,742
Subtotal	—	—	—	35,742

Total long-term loans	1.20%	2.66	6,864,995	6,599,506

Less: current portion			(66,950)	(96,824)
Non-current portion			$6,798,045	$6,502,682

*	Pertained to information for loans outstanding as of March 31, 2025.

The Company borrowed loans from various banks and a financial institution for working capital purposes.

Interest expense was $3,961 and $3,008 for the three months ended March 31, 2025 and 2024, respectively.

The guarantee information of the Company’s outstanding loans as of March 31, 2025 and December 31, 2024 consists of the following:

	March 31, 2025	December 31, 2024
Co-guaranteed by CEO of subsidiaries within the Company’s organizational structure and Tokyo Credit Guarantee Association	$175,316	$185,766
Guaranteed by a subsidiary within the Company’s organizational structure	$6,689,679	$6,377,998

As of March 31, 2025, future minimum payments for long-term loans are as follows:

Years ending December 31,	Principal Repayment
Remaining of 2025	$47,423
2026	66,950
2027	6,750,622
Thereafter	—
Total	$6,864,995

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — LEASES — AS A LESSEE

The Company has entered into operating leases for offices and sublease purposes, with terms ranging from two to seven years, and finance leases for certain medical equipment, with terms of four years. The estimated effect of lease renewal and termination options, as applicable, that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right-of-use assets and lease liabilities was included in the unaudited consolidated financial statements.

During the three months ended March 31, 2025 and 2024, certain operating leases were guaranteed by related parties of the Company.

Operating lease expenses for lease payments are recognized on a straight-line basis over the lease term. Finance lease costs include amortization, which is recognized on a straight-line basis over the expected life of the leased assets, and interest expenses, which are recognized following an effective interest rate method. Leases with an initial term of twelve months or less are not recorded on the unaudited consolidated balance sheets.

The components of lease costs are as follows:

	For the Three Months Ended March 31,
	2025	2024
Finance lease costs:
Amortization of finance lease right-of-use assets	$10,050	$—
Interest on finance lease liabilities	2,246	—
Total finance lease costs	12,296	—
Operating lease costs	986,500	1,054,688
Short-term lease costs	40,341	79,114
Total lease costs	$1,039,137	$1,133,802

The following table presents supplemental information related to the Company’s leases:

	For the Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,036,605	$991,584
Operating cash flows from finance leases	2,246	—
Financing cash flows from finance leases	223,454	—
Non-cash information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	102,599	—
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	581,129	—
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	358,358	1,078,611
Weighted average remaining lease term (years)
Operating leases	1.74	2.32
Finance leases	2.77	—
Weighted average discount rate (per annum)
Operating leases	0.67%	0.19%
Finance leases	5.01%	—

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — LEASES — AS A LESSEE (cont.)

As of March 31, 2025, the future maturity of operating and finance lease liabilities is as follows:

Years ending December 31,	Operating Leases	Finance Leases
Remaining of 2025	$3,584,559	$119,274
2026	1,190,693	127,335
2027	398,265	73,283
2028	127,386	41,538
2029	115,276	6,732
Thereafter	57,638	—
Total undiscounted lease payments	5,473,817	368,162
Less: imputed interest	(29,844)	(15,058)
Present value of lease liabilities	5,443,973	353,104
Less: lease liabilities, current	(4,131,154)	(157,532)
Lease liabilities, non-current	$1,312,819	$195,572

NOTE 13 — INCOME TAXES

United States

SBC Holding, SBC USA, SBC Healthcare Inc., SBC Irvine, LLC, and Aikawa Medical Management, Inc. are incorporated in the United States and subject to federal income tax rate at 21% and California state income tax rate at 6.98%.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. During the three months ended March 31, 2025 and 2024, substantially all the taxable income of the Company is generated in Japan. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory rate of approximately 34.69% for the three months ended March 31, 2025 and 2024.

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — INCOME TAXES (cont.)

Vietnam

Shoubikai Medical Vietnam Co., Ltd. is incorporated in Vietnam and subject to income tax rate at 20% statutory tax rate with respect to the assessable income generated from Vietnam.

Singapore

Aesthetic Healthcare Holdings Pte. Ltd. and its subsidiaries, and SBC MEDICAL APAC PTE. LTD. are incorporated in Singapore and subject to income tax rate at 17% statutory tax rate with respect to the assessable profits generated from Singapore.

For the three months ended March 31, 2025 and 2024, the Company’s income tax expenses are as follows:

	For the Three Months Ended March 31,
	2025	2024
Current	$2,943,230	$8,812,566
Deferred	7,016,227	(360,582)
Total	$9,959,457	$8,451,984

The effective tax rate was 31.67% and 31.07% for the three months ended March 31, 2025 and 2024, respectively.

NOTE 14 — SHAREHOLDERS’ EQUITY

The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.0001 per share (“Common Stock”), and 20,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

In February 2025, the Company issued 860,435 shares of common stock, with no proceeds, to Mehana Capital LLC as incentive shares pursuant to the Non-Redemption Agreements entered into in May 2023 by and among Pono, Mehana Capital LLC, and certain unaffiliated stockholders, including Wolverine Flagship Fund Trading Limited, Amethyst Arbitrage International Master Fund, Radcliffe SPAC Master Fund, L.P., and Verition Multi-Strategy Master Fund Ltd.

As of March 31, 2025 and December 31, 2024, there were 103,881,251 and 103,020,816 shares issued, 103,611,251 and 102,750,816 shares outstanding, respectively, and no preferred stock issued and outstanding.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — SHAREHOLDERS’ EQUITY (cont.)

Stock-based compensation

The following table summarizes the stock option/warrant activities and related information for the three months ended March 31, 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2024	4,918,998	$0.0064	10.00	$—
Granted	449,190	0.0001	10.00	—
Exercised	—	—	—	—
Forfeited/Cancelled	(449,190)	0.0001	—	—
As of March 31, 2024	4,918,998	$0.0064	10.00	$—

As of January 1, 2025	12,134,375	$11.50	4.80	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
As of March 31, 2025	12,134,375	$11.50	4.55	$—
Vested and exercisable as of March 31, 2025	12,134,375	$11.50	4.55	$—

NOTE 15 — DISAGGREGATION OF REVENUES

Revenues generated from different revenue streams consist of the following:

	For the Three Months Ended March 31,
	2025	2024
Franchising revenue	$15,719,282	$15,110,268
Procurement revenue	14,332,783	13,195,984
Management services revenue	8,728,103	15,654,670
Rental services revenue	5,640,514	3,617,941
Others	2,908,019	7,229,179
Total	$47,328,701	$54,808,042

During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $843,755 and $1,970,889 from the opening balance of advances from customers, respectively; and recognized no revenue from the opening balance of advances from customers — related parties.

As of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024, substantially all of our long-lived assets and revenues generated are attributed to the Company’s operations in Japan.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — RELATED PARTY TRANSACTIONS

The related parties had material transactions for the three months ended March 31, 2025 and 2024 consist of the following:

Name of Related Parties	Nature of Relationship as of March 31, 2025
Yoshiyuki Aikawa	Controlling shareholder, director and CEO of the Company
Medical Corporation Shobikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Kowakai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Nasukai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Aikeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Jukeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Ritz Cosmetic Surgery	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Junikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Furinkai	The relatives of CEO of the Company being the Members of the MC
Japan Medical & Beauty Inc.	Controlled by the CEO of the Company
SBC Inc.	Controlled by the CEO of the Company
Hariver Inc.	Controlled by the CEO of the Company
Public Interest Foundation SBC Medical Promotion Foundation	The relative of CEO of the Company being a Member of Public Interest Foundation SBC Medical Promotion Foundation
AI Med Inc.	The CEO of the Company is a principal shareholder of AI Med Inc.
SBC Irvine MC	Significantly influenced by the Company
SBC Tokyo Medical University	The CEO of the Company is the chairman of SBC Tokyo Medical University
SBC Shonan Osteopathic Clinic Inc.	The CEO of the Company is a principal shareholder of SBC Shonan Osteopathic Clinic Inc.
Skynet Academy Co., Ltd.	Controlled by the CEO of the Company
Kijimadairakanko Inc.	Controlled by the CEO of the Company

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — RELATED PARTY TRANSACTIONS (cont.)

During the three months ended March 31, 2025 and 2024, the transactions with related parties are as follows:

	For the Three Months Ended March 31,
	2025	2024
Revenues, net
Medical Corporation Shobikai	$11,552,455	$13,118,597
Medical Corporation Kowakai	11,112,924	13,588,637
Medical Corporation Nasukai	12,290,845	12,060,223
Medical Corporation Aikeikai	3,642,703	5,608,462
Medical Corporation Jukeikai	1,173,970	1,905,912
Medical Corporation Ritz Cosmetic Surgery	1,513,623	908,314
Japan Medical & Beauty Inc.	9,833	10,105
Hariver Inc.	4,917	5,052
SBC Inc.	108	1,532
Public Interest Foundation SBC Medical Promotion Foundation	11	53
SBC Tokyo Medical University	14,162	32,805
Yoshiyuki Aikawa	29,187	43,458
AI Med Inc.	92	149
SBC Irvine MC	201,785	334,720
Medical Corporation Association Furinkai	2,634,692	2,292,637
Medical Corporation Association Junikai	1,069,239	557,778
SBC Shonan Osteopathic Clinic Inc.	—	1,773
Skynet Academy Co., Ltd.	6,556	—
Kijimadairakanko Inc.	43	—
Total	$45,257,145	$50,470,207

	For the Three Months Ended March 31,
Cost of revenues	2025	2024
Japan Medical & Beauty Inc.	$3,299,356	$1,797,359
Kijimadairakanko Inc.	68,178	—
SBC Tokyo Medical University	89,394	—
Total	$3,456,928	$1,797,359

As of March 31, 2025 and December 31, 2024, the balances with related parties are as follows:

Accounts receivable	March 31, 2025	December 31, 2024
Medical Corporation Shobikai	$7,648,748	$5,091,430
Medical Corporation Nasukai	8,295,382	8,552,722
Medical Corporation Kowakai	7,461,260	7,742,251
Medical Corporation Aikeikai	3,195,449	3,071,378
Medical Corporation Jukeikai	958,190	993,944
Medical Corporation Association Furinkai	956,271	1,263,602
Medical Corporation Ritz Cosmetic Surgery	945,756	817,283
Medical Corporation Association Junikai	245,846	283,298
SBC Tokyo Medical University	648	536
AI Med Inc.	35	33
SBC Inc.	145	137
Public Interest Foundation SBC Medical Promotion Foundation	48	36
SBC Shonan Osteopathic Clinic Inc.	245	4
SBC Irvine MC	849,828	693,850
Kijimadairakanko Inc.	61	336,176
Total	$30,557,912	$28,846,680

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — RELATED PARTY TRANSACTIONS (cont.)

Finance lease receivables	March 31, 2025	December 31, 2024
Medical Corporation Shobikai	$2,896,397	$1,877,291
Medical Corporation Kowakai	3,550,329	2,490,705
Medical Corporation Nasukai	5,425,363	3,872,683
Medical Corporation Aikeikai	1,049,653	1,047,821
Medical Corporation Ritz Cosmetic Surgery	2,165,097	2,479,771
Medical Corporation Jukeikai	359,056	500,244
Medical Corporation Association Furinkai	1,921,603	1,891,412
Medical Corporation Association Junikai	531,881	197,452
SBC Shonan Osteopathic Clinic Inc.	30,111	32,788
Total	17,929,490	14,390,167
Less: current portion	(7,281,088)	(5,992,585)
Non-current portion	$10,648,402	$8,397,582

Due from related party, net	March 31, 2025	December 31, 2024
SBC Irvine MC	$2,766,013	$2,836,013
Less: allowance for credit loss	(2,766,013)	(2,836,013)
Total	$—	$—

Long-term investments in MCs – related parties	March 31, 2025	December 31, 2024
Medical Corporation Shobikai	$6,690	$6,378
Medical Corporation Kowakai	6,690	6,378
Medical Corporation Nasukai	6,690	6,378
Medical Corporation Aikeikai	6,690	6,378
Medical Corporation Jukeikai	7,195,144	6,859,913
Medical Corporation Ritz Cosmetic Surgery	11,469,881	10,935,485
Total	$18,691,785	$17,820,910

Accounts payable	March 31, 2025	December 31, 2024
Japan Medical & Beauty Inc.	$1,032,052	$659,044
SBC Tokyo Medical University	33,448	—
Kijimadairakanko Inc.	76,262	—
Total	$1,141,762	$659,044

Advances from customers	March 31, 2025	December 31, 2024
Medical Corporation Shobikai	$4,942,797	$5,076,300
Medical Corporation Kowakai	1,120,652	1,801,034
Medical Corporation Nasukai	1,259,764	1,745,069
Medical Corporation Aikeikai	146,893	379,931
Medical Corporation Jukeikai	67,861	140,170
Medical Corporation Ritz Cosmetic Surgery	26,294	45,701
SBC Shonan Osteopathic Clinic Inc.	22,779	16,395
Medical Corporation Association Furinkai	980,578	940,007
Medical Corporation Association Junikai	1,587,516	1,594,926
Total	$10,155,134	$11,739,533

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — RELATED PARTY TRANSACTIONS (cont.)

Notes and other payables – related parties	March 31, 2025	December 31, 2024
Medical Corporation Shobikai	$440,663	$4,653
Medical Corporation Kowakai	447,543	14,672
Medical Corporation Nasukai	343,975	8,827
Medical Corporation Aikeikai	125,388	2,236
Medical Corporation Jukeikai	32,988	—
Medical Corporation Ritz Cosmetic Surgery	44,832	1,201
Total	1,435,389	31,589
Less: current portion	(1,422,976)	(26,255)
Non-current portion	$12,413	$5,334

Due to related party	March 31, 2025	December 31, 2024
Yoshiyuki Aikawa	$2,822,537	$2,823,590
Total	$2,822,537	$2,823,590

	For the Three Months Ended March 31,
Allowance for credit loss movement	2025	2024
Beginning balance	$2,836,013	$3,238,209
Provision for credit loss	—	152,579
Reversal of credit loss	(70,000)	—
Ending balance	$2,766,013	$3,390,788

The balances of due to and due from related parties represent the outstanding loans to and from related parties, respectively, as of March 31, 2025 and December 31, 2024. These loans are non-secured, interest-free and due on demand.

Also see Note 2(a), 8, 11, 12, 15 and 18 for more transactions with related parties.

NOTE 17 — SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”), Chief Executive Officer, reviews consolidated results of operations to make decisions, therefore the Company views its operations and manages its business as a single operating segment. The Company’s revenues for its single operating segment are substantially all derived from providing comprehensive management services to MCs and their clinics.

The accounting policies for the single operating segment are the same as those described in Note 2. The CODM evaluates performance for the Company’s single operating segment and decides how to allocate resources based on the Company’s consolidated net income that is reported in the unaudited consolidated statements of operations and comprehensive income as net income. The measure of segment assets is reported on the unaudited consolidated balance sheets as total assets. The CODM allocates resources across the Company based on consolidated net income derived during the annual budgeting process and throughout the year in monitoring actual results compared to budget and updated forecasts. These results are used to assess segment performance.

The operating segment financial information regularly reviewed by the CODM, inclusive assets, revenues, expenses, profit or loss, and noncash items are presented on a consolidated basis in the same amount and using the same captions as those included in the unaudited consolidated statements of operations and comprehensive income, unaudited consolidated balance sheets, and unaudited consolidated statements of cash flows. There are no additional segment expense categories regularly provided to the CODM. Therefore, there are also no amounts classified as other segment items requiring disclosure.

NOTE 18 — COMMITMENT

As of March 31, 2025 and December 31, 2024, a subsidiary of the Company provided a guarantee on the debt of its CEO in the amounts of $266,011 and $262,095, respectively. As of March 31, 2025 and December 31, 2024, the Company did not record a liability on the unaudited consolidated balance sheets for the guarantee because it was not probable that the Company would be required to make payments under the guarantee.

NOTE 19 — SUBSEQUENT EVENTS

In April 2025, the Company purchased 5 Bitcoins for approximately $0.4 million in cash through Coinbase, Inc., a cryptocurrency exchange.

In May 2025, the Company’s board of directors approved a share repurchase plan, authorizing the repurchases of up to $5.0 million of the Company’s common stock. The plan is expected to remain in effect until May 20, 2026. The repurchases will be funded by surplus cash and future free cash flow.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarize the significant factors affecting our operating results, financial condition, liquidity, and cash flows for the periods presented below, which should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The forward-looking statements contained herein are based on management’s judgment, assumptions made by management and information currently available to it. Actual results could differ materially from those discussed or implied in the forward-looking statements as a result of various factors, including those described elsewhere in this Quarterly Report and the Annual Report, particularly in “Part I, Item 1A. Risk Factors” of the Annual Report and the section entitled “Cautionary Note Regarding Forward-Looking Statements” herein.

Unless the context otherwise requires, any reference in this section of this Quarterly Report to the “Company,” “SBC,” “we,” “us” or “our” refers to Legacy SBC (defined below) and its consolidated subsidiaries and variable interest entity (“VIE”), prior to the consummation of the Business Combination and to SBC Medical Group Holdings Incorporated and its consolidated subsidiaries and VIE, following the Business Combination.

Overview

SBC Medical Group, Inc. (formerly known as SBC Medical Group Holdings Incorporated), a Delaware corporation and subsidiary of the Company (“Legacy SBC”) is a management company headquartered in Irvine, California and Tokyo, Japan, that provides management services to cosmetic treatment centers mainly in Japan.

On September 17, 2024, Legacy SBC consummated its going-public business combination with Pono Capital Two, Inc. (“Business Combination”). In connection with the closing of the Business Combination, Pono Capital Two, Inc. changed its name to SBC Medical Group Holdings Incorporated and the Company’s common stock began trading on Nasdaq under the ticker symbol “SBC”.

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

Our wholly owned subsidiary, SBC Medical Group Co., Ltd., a Japan corporation (“SBC Medical Sub”, or “SBC Japan”) is designated as a “medical service corporation” in Japan. In Japan, a medical service corporation is a legal entity that provides management service to “medical corporations”. The management services are conducted through franchisor-franchisee contracts and/or service contracts between SBC Medical Sub and the medical corporations that own all 251 of the treatment centers in Japan as of March 31, 2025. These clinics provide include but are not limited to breast augmentation, liposuction, rejuvenation treatments (including treatment of wrinkles, acne, scars, cellulite, excess fat, discoloration, and signs of aging), laser skin toning and spot removal, eyes double fold surgery, rhinoplasty, treatment of osmidrosis and hyperhidrosis, hair transplants, gynecological formation treatments, laser hair removal, face line surgeries, cosmetical dental procedures, tattoo removal, lasik eye surgery, lateral canthoplasty, brow lift procedures, androgenetic alopecia treatment, and cheek sagging prevention methods.

The Company’s subsidiaries have entered into franchisor-franchisee contracts and service contracts with six medical corporations, consisting of Medical Corporation Shobikai, Medical Corporation Kowakai, Medical Corporation Nasukai, Medical Corporation Aikeikai, Medical Corporation Jukeikai and Medical Corporation Ritz Cosmetic Surgery. In addition, the Company has entered into service contracts since September 2023 with two additional medical corporations, Medical Corporation Association Furinkai and Medical Corporation Association Junikai (collectively with the six franchisee medical corporations, the “Medical Corporations” or “MCs”). All of the Medical Corporations are deemed to be related parties of the Company since relatives of the CEO of the Company are the members (or shain) of general meetings of members of the Medical Corporations. The CEO of the Company was previously a member of the six franchisee Medical Corporations until he ceased being a member in July 2023. The Company, through SBC Medical Sub, owns equity “deposit” interests (or mochibun) of the Medical Corporations (except Medical Corporation Association Furinkai and Medical Corporation Association Junikai). Although the Company, through SBC Medical Sub, has an equity “deposit” interest to the rights to receive a distribution of residual assets in proportion to the amount of contribution in certain circumstances as provided in the articles of incorporation of each of the Medical Corporations (except Medical Corporation Association Furinkai and Medical Corporation Association Junikai), the Company or SBC Medical Sub does not have voting control over the corporate actions at general meetings of members (or shain) of the Medical Corporations per the requirements of the Japanese Medical Care Act.

Financial Overview

For the three months ended March 31, 2025 and 2024, we generated revenues of $47,328,701 and $54,808,042, respectively, we reported net income attributable to SBC Medical Group Holdings Incorporated of $21,502,446 and $18,757,752, respectively, and cash flows provided by operating activities of $1,928,621 and $3,682,175, respectively. As of March 31, 2025, we had retained earnings of $210,965,453.

Our primary mission is to provide quality comprehensive management services to the Medical Corporations and expand our “Shonan Beauty Clinic” brand. We plan to achieve the mission by maintaining and strengthening our market position and brand in the cosmetic medical treatment management market in Japan, Vietnam, Singapore and the United States, and by growing our presence globally.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table summarizes our operating income as reflected in our unaudited consolidated statements of operations and comprehensive income for the three months ended March 31, 2025 and 2024, and presents information regarding amounts and percentage changes during those periods.

	For the Three Months Ended March 31,
	2025		2024		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenues, net (including net revenues provided to related parties)	$47,328,701	100.00%	$54,808,042	100.00%	$(7,479,341)	(13.65)%
Cost of revenues (including cost of revenues from related parties)	9,595,617	20.27%	15,288,667	27.89%	(5,693,050)	(37.24)%
Gross profit	37,733,084	79.73%	39,519,375	72.11%	(1,786,291)	(4.52)%
Operating expenses	13,531,010	28.59%	15,058,490	27.48%	(1,527,480)	(10.14)%
Income from operations	24,202,074	51.14%	24,460,885	44.63%	(258,811)	(1.06)%
Other income	7,249,333	15.32%	2,741,315	5.00%	4,508,018	164.45%
Income before income taxes	31,451,407	66.46%	27,202,200	49.63%	4,249,207	15.62%
Income tax expense	9,959,457	21.04%	8,451,984	15.42%	1,507,473	17.84%
Net income	21,491,950	45.41%	18,750,216	34.21%	2,741,734	14.62%
Less: net loss attributable to non-controlling interests	(10,496)	(0.02)%	(7,536)	(0.01)%	(2,960)	39.28%
Net income attributable to SBC Medical Group Holdings Incorporated	$21,502,446	45.43%	$18,757,752	34.22%	$2,744,694	14.63%

Revenues, Net

Revenues, net generated from different revenue streams consist of the following:

	For the Three Months Ended March 31,		Variance
	2025	2024	Amount	%
Franchising revenue	$15,719,282	$15,110,268	$609,014	4.03%
Procurement revenue	14,332,783	13,195,984	1,136,799	8.61%
Management services revenue	8,728,103	15,654,670	(6,926,567)	(44.25)%
Rental services revenue	5,640,514	3,617,941	2,022,573	55.90%
Others	2,908,019	7,229,179	(4,321,160)	(59.77)%
Total	$47,328,701	$54,808,042	$(7,479,341)	(13.65)%

Revenues, net, decreased by 13.65% from $54,808,042 for the three months ended March 31, 2024 to $47,328,701 for the three months ended March 31, 2025.

Japanese Yen (“JPY”) against the U.S. dollar slightly depreciated during the three months ended March 31, 2025, compared to the three months March 31, 2024. The spot rate against the dollar was 149.4840 yen on Marh 31, 2025 compared to 151.3380 yen on March 31, 2024 and the average rate against the dollar was 152.5417 yen for the three months ended March 31, 2025 compared to 148.4462 yen for the same period in 2024. For the three months ended March 31, 2025 and 2024, we generated net revenues of $47,328,701 (JPY7,220 million) and $54,808,042 (JPY8,136 million), respectively, we reported net income of $21,491,950 (JPY3,252 million) and $18,750,216 (JPY2,783 million), respectively. Overall, the unfavorable impacts of the period-to-period foreign exchange rate changes on net revenues and net income were $1,305,757 and $412,787, respectively, for the three months ended March 31, 2025.

The main reasons for the variance of $7,479,341 in revenues, net per revenue stream are as follows:

Franchising Revenue

Franchising revenue for the three months ended March 31, 2025 increased to $15,719,282 by $609,014, or 4.03%, from $15,110,268 for the same period in 2024. This increase was mainly due to the business expansion of the MCs, partially offset by the depreciation of JPY.

Procurement Revenue

The procurement revenue for the three months ended March 31, 2025 increased to $14,332,783 by $1,136,799, or 8.61%, from $13,195,984 for the same period in 2024. This increase was mainly due to the increased demand on medical materials due to the business expansion of MCs, partially offset by the depreciation of JPY.

Management Services Revenue

The management services revenue for the three months ended March 31, 2025 decreased to $8,728,103 by $6,926,567, or 44.25%, from $15,654,670 for the same period in 2024. This decrease was mainly due to (i) the discontinuation of clinic operation staff supporting services that had been provided by Shobikai Sub to MCs since the third quarter of 2024, because the Company completed the merger of Shobikai Sub with and into Lange Sub and the related business license, held by Shobikai Sub, became invalid upon the merger in January 2025 and (ii) the depreciation of JPY, partially offset by (i) the business expansion of MCs and (ii) the increase in the number of the clinics of MCs.

Rental Services Revenue

The rental services revenue for the three months ended March 31, 2025 increased to $5,640,514 by $2,022,573, or 55.90%, from $3,617,941 for the same period in 2024. This increase was mainly due to the increased demand for medical equipment from MCs due to the business expansion of MCs, partially offset by the depreciation of JPY.

Others

The other revenues for the three months ended March 31, 2025 decreased to $2,908,019 by $4,321,160, or 59.77%, from $7,229,179 for the same period in 2024. This decrease was mainly due to the disposal of its subsidiaries, Kijimadairakanko Inc. and Skynet Academy Co., Ltd., in December 2024, offset by revenues from Aesthetic Healthcare Holdings Pte. Ltd. and its subsidiaries, which were acquired in November 2024.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2025 was $9,595,617 compared to $15,288,667 for the same period in 2024. The decrease was mainly due to the Company’s effort of the cost reduction, as well as the discontinuation of clinic operation supporting services provided by Shobikai Sub to MCs since the third quarter of 2024, and the Company then terminated the employment of the related staff. As a result, labor cost significantly decreased.

Gross Profit

Gross profit for the three months ended March 31, 2025 was $37,733,084 compared to $39,519,375 for the same period in 2024. The decrease in gross profit by $1,786,291 or 4.52% was mainly due to the decrease in management services revenue and other revenues with relatively high gross margin as a result of the factors described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31,		Variance
	2025	2024	Amount	%
Salaries and welfare	$6,441,742	$6,513,841	$(72,099)	(1.11)%
Depreciation and amortization expense	461,405	968,704	(507,299)	(52.37)%
Consulting and professional service fees	3,298,082	2,630,761	667,321	25.37%
Advertising expense	682,166	711,630	(29,464)	(4.14)%
Taxes and dues	245,462	100,056	145,406	145.32%
Recruiting expense	244,377	757,055	(512,678)	(67.72)%
Lease expense	640,589	684,770	(44,181)	(6.45)%
Office, utility and other expenses	1,517,187	2,691,673	(1,174,486)	(43.63)%
Total	$13,531,010	$15,058,490	$(1,527,480)	(10.14)%

The operating expenses decreased to $13,531,010 for the three months ended March 31, 2025 by $1,527,480, or 10.14%, from $15,058,490 for the same period in 2024. The decrease was mainly due to the decrease in recruiting expense, depreciation and amortization expense, and office, utility and other expenses partially offset by the increase in consulting and professional service fee.

Recruiting expense decreased by $512,678, or 67.72%, to $244,377 for the three months ended March 31, 2025 from $757,055 for the same period in 2024, mainly due to the one-time recruiting advertisement expenses incurred in the same period of the prior year.

Depreciation and amortization expense decreased by $507,299, or 52.37%, to $461,405 for the three months ended March 31, 2025 from $968,704 for the same period in 2024, mainly due to the disposal of two subsidiaries, Kijimadairakanko Inc. and Skynet Academy Co., Ltd., in December 2024.

Office, utility and other expenses decreased by $1,174,486, or 43.63%, to $1,517,187 for the three months ended March 31, 2025 from $2,691,673 for the same period in 2024, mainly due to the insourcing of debt collection activities for customer loans receivable since January 2025 and the disposal of two subsidiaries in December 2024.

Consulting and professional service fees increased by $667,321, or 25.37%, to $3,298,082 for the three months ended March 31, 2025 from $2,630,761 for the same period in 2024, mainly due to the increase in legal, tax, and market research expenses associated with the Company’s listing.

Other Income (Expenses)

Other income (expenses) for the three months ended March 31, 2025 and 2024, were as follows:

	For the Three Months Ended March 31,		Variance
	2025	2024	Amount	%
Interest income	$55,333	$17,689	$37,644	212.81%
Interest expense	(6,207)	(3,008)	(3,199)	106.35%
Other income	151,328	349,681	(198,353)	(56.72)%
Other expenses	(1,697,259)	(1,436,656)	(260,603)	18.14%
Gain on redemption of life insurance policies	8,746,138	—	8,746,138	100.00%
Gain on disposal of subsidiary	—	3,813,609	(3,813,609)	(100.00)%
Total	$7,249,333	$2,741,315	$4,508,018	164.45%

In particular, a gain on the redemption of life insurance policies was recorded due to the maturity of four corporate-owned life insurance policies. A gain on disposal of subsidiary in the prior year was recorded due to the disposal of Cell Pro Japan Co., Ltd. (“Cellpro”), a former subsidiary of the Company, on January 1, 2024.

Income Tax Expense

Income tax expense for the three months ended March 31, 2025 was $9,959,457 compared to $8,451,984 for the same period in 2024. The increase in income tax expense by $1,507,473 or 17.84% was mainly due to the higher income before tax.

The effective tax rate was 31.67% and 31.07% for the three months ended March 31, 2025 and 2024, respectively.

Net Income

As a result of the foregoing, we reported a net income of $21,491,950 for the three months ended March 31, 2025, representing an increase of $2,741,734 or 14.62% from $18,750,216 for the three months ended March 31, 2024.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests was $10,496 for the three months ended March 31, 2025, as compared to $7,536 for the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $132,055,823 in cash and cash equivalents compared to $125,044,092 as of December 31, 2024. In addition, the Company had $32,191,368 in accounts receivable as of March 31, 2025 compared to $30,260,113 as of December 31, 2024. The Company’s accounts receivable includes balances due from customers for the services and goods provided by the Company and accepted by customers.

As of March 31, 2025, the Company’s working capital balance was $166,630,721. In assessing liquidity, management monitors and analyzes the Company’s cash and cash equivalents, ability to generate sufficient future earnings, and operating and capital investment commitments. The Company believes that its current cash and cash equivalents from operations and borrowings from banks will be sufficient to meet its working capital needs for the next 12 months from the date of issuance of the unaudited financial statements included in this Quarterly Report.

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

Cash Flows for the three months ended March 31, 2025 and 2024

The following table provides a summary of our cash flows for the periods indicated.

	For the Three Months Ended March 31,		Variance
	2025	2024	Amount	%
Net cash provided by operating activities	$1,928,621	$3,682,175	$(1,753,554)	(47.62)%
Net cash used in investing activities	(978,807)	(3,394,122)	2,415,315	(71.16)%
Net cash used in financing activities	(280,380)	(40,227)	(240,153)	596.99%
Effect of exchange rate changes	6,342,297	(7,089,208)	13,431,505	(189.46)%
Net change in cash and cash equivalents	7,011,731	(6,841,382)	13,853,113	(202.49)%
Cash and cash equivalents as of the beginning of the period	125,044,092	103,022,932	22,021,160	21.38%
Cash and cash equivalents as of the end of the period	$132,055,823	$96,181,550	$35,874,273	37.30%

Operating Activities

Net cash provided by operating activities was $1,928,621 for the three months ended March 31, 2025, mainly derived from net income of $21,491,950 for the period, reconciled by a gain on redemption of life insurance policies of $8,746,138 and deferred income tax expense of $7,016,227, and net changes in operating assets and liabilities, which mainly included an increase in finance lease receivables – related parties of $2,779,253, a decrease in customer loans receivable of $4,501,760, an increase in prepaid expenses and other current assets of $3,150,243, an increase in accounts payable of $3,235,017, a decrease in advances from customers – related parties of $2,114,829, and a decrease in income tax payable of $17,635,239.

Net cash provided by operating activities was $3,682,175 for the three months ended March 31, 2024, mainly derived from net income of $18,750,216 for the period, reconciled by a gain on disposal of subsidiary of $3,813,609, and net changes in operating assets and liabilities, which mainly included a decrease in accounts receivable – related parties of $4,775,935, a decrease in accounts payable of $8,937,435, and a decrease in income tax payable of $6,552,783.

Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities of $978,807 was mainly the result of purchase of long-term investments of $0.6 million, and prepayments for property and equipment of $0.5 million, offset by proceeds from disposal of property and equipment of $0.3 million. During the three months ended March 31, 2024, net cash used in investing activities of $3,394,122 was mainly the result of purchase of convertible note of $1.7 million, disposal of subsidiary, net of cash disposed of $0.8 million, and purchase of property and equipment of $0.7 million.

Financing Activities

During the three months ended March 31, 2025, net cash used in financing activities of $280,380 was mainly due to the repayments of finance lease liabilities of $0.2 million. During the three months ended March 31, 2024, net cash used in financing activities of $40,227 was mainly due to the repayments of long-term loans of $0.03 million.

Recent Developments

Subsidiary Merger

In January 2025, the Company effected a merger in which SBC Medical Group Co., Ltd. (“SBC Japan”) and Shobikai Co., Ltd. (“Shobikai Sub”) merged with and into L’Ange Cosmetique Co., Ltd. (“L’Ange Sub”). As a result, the separate corporate existence of SBC Japan and Shobikai Sub ceased, with L’Ange Sub continuing as the surviving company. Following the merger, L’Ange Sub changed its name to SBC Medical Group Co., Ltd., which is herein referred to as “SBC Medical Sub,” or “SBC Japan.”

Changes to Service Fee Structure

Effective as of April 1, 2025, the Company revised the fee structure to pursue a long-term growth strategy aimed at expanding and stabilizing the business foundation by creating an environment that can better facilitate the establishment of new clinics by MCs. This updated fee structure introduces a more tailored, performance-based approach to determining service fees for each clinic, based on several key criteria:

1.	Medical service category (facility type): The type of medical services provided by the clinic (for example, cosmetic medicine, dermatology, hair restoration (AGA) treatment, fertility treatment, insured medical care, or other specialized fields).
2.	Operational tenure: The length of time since the clinic’s opening (with newly established clinics in their first year of operation recognized in a dedicated category).
3.	Monthly revenue: The clinic’s revenue for the given month.
4.	Patient volume: The number of patients the clinic has served over the past year.

These factors collectively determine each clinic’s tier classification (e.g., as a small, medium, or large clinic), as defined in the updated service agreement’s appendix. Under this system, each clinic is assigned to an appropriate tier based on its profile, and a corresponding fixed monthly fee is applied according to the schedule set forth in the contract. Notably, clinics offering cosmetic medical services are categorized using a more granular tier system reflecting their scale, with tiers ranging from newly opened clinics in their first year up to “super-large” clinics. In contrast, clinics focusing on other types of medical services (such as dermatology, AGA hair restoration, fertility treatments, or dental and orthopedic care) are classified into the standard small, medium, or large clinic tiers. This tiered approach ensures that service fees are aligned with each clinic’s size and performance, supporting newer and smaller clinics as they grow while accommodating the higher capacities of larger established clinics.

If the revised fee structure had been applied starting in April 2024, it is estimated that total revenues for fiscal year 2024 would have decreased by approximately 10%. However, the Company expects the impact on total revenues and income from operations for fiscal year 2025 to be offset by the absence of one-time losses that were recorded in fiscal year 2024, mainly included impairment loss on intangible asset and stock-based compensation. Nevertheless, the ultimate financial impact remains uncertain and will depend on a number of factors, many of which are beyond the Company’s control.

Share Repurchase Program

On May 12, 2025, the Company’s board of directors approved a share repurchase program with an aggregate purchase limit of up to USD 5 million. The repurchase period will begin on May 20, 2025 and continue through May 20, 2026, unless extended or terminated earlier depending on the progress. The program will be funded by surplus cash and future free cash flow.

 The Company believes its current share price undervalues its business performance, the growth potential of the aesthetic-medical market, and its position as an industry leader. The repurchase program is intended to return capital to shareholders and signal confidence in the Company’s valuation. It also aims to reduce shares outstanding and enhance capital efficiency.

Contractual Obligations

Lease Agreements

The Company holds a significant number of leases classified as operating leases for offices and sublease purposes, and finance leases for certain medical equipment.

As of March 31, 2025, the future maturity of lease liabilities is as follows:

Years ending December 31,	Finance Lease	Operating Lease
Remaining of 2025	$119,274	$3,584,559
2026	127,335	1,190,693
2027	73,283	398,265
2028	41,538	127,386
2029	6,732	115,276
Thereafter	—	57,638
Total undiscounted lease payments	368,162	5,473,817
Less: imputed interest	(15,058)	(29,844)
Total lease liabilities	$353,104	$5,443,973

Bank and Other Borrowings

The Company borrowed loans from various banks and a financial institution for working capital purpose.

As of March 31, 2025, future minimum borrowing payments are as follows:

Years ending December 31,	Principal Repayment
Remaining of 2025	$47,423
2026	66,950
2027	6,750,622
2028	—
2029 and thereafter	—
Total	$6,864,995

Off-Balance Sheet Arrangements (Off-Balance Sheet Transactions)

There are no off-balance sheet arrangements as of March 31, 2025 and December 31, 2024.

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

We believe that there have been no material changes to our critical accounting policies and estimates from those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Despite the identified material weaknesses, we believe that our unaudited consolidated financial statements and other information contained in this Quarterly Report fairly present, in all material respects, our financial condition, and results of operations for the periods presented.

We remain committed to ongoing improvements in our disclosure controls and internal control over financial reporting, including execution of the remediation plan disclosed under “Part II, Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025. The material weaknesses previously identified in the Annual Report remained un-remediated as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no material changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. These risks are more fully described under “Part I, Item 1A. Risk Factors” of the Annual Report in addition to the information in this Quarterly Report. There have been no material changes to the risk factors set forth in the Annual Report. Any of these factors could result in a material adverse effect on our results of operations or financial condition.

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. If any such risks materialize, it could have a material adverse effect on our business, financial condition, results of operations, and growth prospects and cause the trading price of our securities to decline. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

The agreements and other documents filed as exhibits to this Quarterly Report are not intended to provide factual information or other disclosures other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual statement of affairs as of the date they were made or at any other time.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated January 31, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
2.2	First Amendment to the Agreement and Plan of Merger, dated April 26, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on May 1, 2023).
2.3	Second Amendment to the Agreement and Plan of Merger, dated May 30, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital, Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 2, 2023).
2.4	Third Amendment to the Agreement and Plan of Merger, dated June 15, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 16, 2023).
2.5	Amended and Restated Agreement and Plan of Merger, dated June 21, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 22, 2023).
2.6	First Amendment to the Amended and Restated Agreement and Plan of Merger, dated September 8, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Medical Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on September 11, 2023).
2.7	Second Amendment to the Amended and Restated Agreement and Plan of Merger, dated October 26, 2023, by and among Pono Capital Two Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to Form 8-K filed by Pono Capital Corp. with the SEC on October 26, 2023).
2.8	Third Amendment to the Amended and Restated Agreement and Plan of Merger, dated December 28, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on December 29, 2023).
2.9	Fourth Amendment to the Amended and Restated Agreement and Plan of Merger, dated April 22, 2024, by and among Pono Capital, Two Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital, Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on April 23, 2024).
3.1	Fourth Amended and Restated Certificate of Incorporation of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
3.2	Amended and Restated Bylaws of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Medical Group Holdings Incorporated

Dated: May 15, 2025		/s/ Yuya Yoshida
	Name:	Yuya Yoshida
	Title:	Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

