Form 10-Q
period 2025-06-30
SBC Medical Group Holdings Inc
filed 2025-08-13
CIK 1930313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 103,881,251 shares of Common Stock issued and outstanding.

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

Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	future financial performance of the Company;
●	changes in the market and level of demand for our products and services;
●	the expansion plans and opportunities of the Company;
●	the ability of the Company to access additional capital;
●	the ability of the Company to maintain the listing of the Company’s common stock on Nasdaq;
●	public securities’ potential liquidity and trading;
●	the impact from the outcome of any known and unknown litigation;
●	the ability of the Company to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;
●	expectations regarding future expenditures of the Company;
●	the future mix of revenue and effect on gross margins of the Company;
●	the attraction and retention of qualified directors, officers, employees and key personnel of the Company;
●	the ability to protect and enhance the Company’s corporate reputation and brand;
●	expectations concerning the relationships and actions of the Company and its affiliates with third parties;
●	the impact from future regulatory, judicial, and legislative changes in the Company’s industry;
●	the ability to locate and acquire complementary products or product candidates and integrate those into the Company’s business;
●	future arrangements with, or investments in, other entities or associations;
●	intense competition and competitive pressures from other companies in the industries in which the Company operates;
●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and
●	other factors detailed under “Part I, Item 1A. Risk Factors” of the Annual Report on Form 10-K filed with the SEC by the Company on March 28, 2025 (the “Annual Report”).

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

SBC Medical Group Holdings Incorporated

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SBC MEDICAL GROUP HOLDINGS INCORPORATED

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$152,740,882	$125,044,092
Accounts receivable	2,350,368	1,413,433
Accounts receivable – related parties	48,920,843	28,846,680
Inventories	1,705,237	1,494,891
Finance lease receivables, current – related parties	9,128,931	5,992,585
Customer loans receivable, current	10,552,623	10,382,537
Prepaid expenses and other current assets	14,051,746	11,276,802
Other receivables – related parties	1,891,408	—
Total current assets	241,342,038	184,451,020

Non-current assets:
Property and equipment, net	8,058,016	8,771,902
Intangible assets, net	1,584,543	1,590,052
Long-term investments, net	3,593,087	3,049,972
Goodwill, net	5,011,511	4,613,784
Cryptocurrencies	535,882	—
Finance lease receivables, non-current – related parties	13,197,979	8,397,582
Operating lease right-of-use assets	4,583,393	5,267,056
Finance lease right-of-use assets	516,932	—
Deferred tax assets	2,343,302	9,798,071
Customer loans receivable, non-current	5,934,636	5,023,551
Long-term prepayments	1,755,292	1,745,801
Long-term investments in MCs – related parties	19,381,422	17,820,910
Other assets	7,461,224	15,553,453
Total non-current assets	73,957,219	81,632,134
Total assets	$315,299,257	$266,083,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,290,206	$13,875,179
Accounts payable – related parties	3,245,989	659,044
Current portion of long-term loans	69,420	96,824
Notes and other payables, current – related parties	3,272,048	26,255
Advances from customers	512,123	820,898
Advances from customers – related parties	10,333,007	11,739,533
Income tax payable	14,133,163	18,705,851
Operating lease liabilities, current	3,623,871	4,341,522
Finance lease liabilities, current	161,340	—
Accrued liabilities and other current liabilities	6,229,797	8,103,194
Due to related party	2,810,647	2,823,590
Total current liabilities	60,681,611	61,191,890

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEETS — (Continued)

	June 30, 2025	December 31, 2024
Non-current liabilities:
Long-term loans	7,031,506	6,502,682
Notes and other payables, non-current – related parties	—	5,334
Deferred tax liabilities	353,517	926,023
Operating lease liabilities, non-current	1,208,516	1,241,526
Finance lease liabilities, non-current	164,721	—
Other liabilities	1,206,815	1,193,541
Total non-current liabilities	9,965,075	9,869,106
Total liabilities	70,646,686	71,060,996

Stockholders’ equity:
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024)	—	—
Common stock ($0.0001 par value, 400,000,000 shares authorized, 103,881,251 and 103,020,816 shares issued, 103,098,442 and 102,750,816 shares outstanding as of June 30, 2025 and December 31, 2024, respectively)	10,388	10,302
Additional paid-in capital	72,196,114	62,513,923
Treasury stock (at cost, 782,809 and 270,000 shares as of June 30, 2025 and December 31, 2024, respectively)	(5,115,262)	(2,700,000)
Retained earnings	213,423,693	189,463,007
Accumulated other comprehensive loss	(35,922,942)	(54,178,075)
Total SBC Medical Group Holdings Incorporated stockholders’ equity	244,591,991	195,109,157
Non-controlling interests	60,580	(86,999)
Total stockholders’ equity	244,652,571	195,022,158
Total liabilities and stockholders’ equity	$315,299,257	$266,083,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net – related parties	$38,944,898	$51,039,038	$84,202,043	$101,509,245
Revenues, net	4,413,949	2,063,042	6,485,505	6,400,877
Total revenues, net	43,358,847	53,102,080	90,687,548	107,910,122
Cost of revenues (including cost of revenues from related parties of $4,669,602 and $3,616,103 for the three months ended June 30, 2025 and 2024, and $8,126,530 and $5,413,462 for the six months ended June 30, 2025 and 2024, respectively)	13,348,270	13,682,405	22,943,887	28,971,072
Gross profit	30,010,577	39,419,675	67,743,661	78,939,050

Operating expenses:
Selling, general and administrative expenses (including selling, general and administrative expenses from related parties of $415,767 and nil for the three months ended June 30, 2025 and 2024, and $415,767 and nil for the six months ended June 30, 2025 and 2024, respectively)	15,456,385	12,129,115	28,987,395	27,187,605
Total operating expenses	15,456,385	12,129,115	28,987,395	27,187,605

Income from operations	14,554,192	27,290,560	38,756,266	51,751,445

Other income (expenses):
Interest income	22,882	11,644	78,215	29,333
Interest expense	(49,651)	(7,424)	(55,858)	(10,432)
Other income	33,771	306,291	185,099	655,972
Other expenses	(1,132,465)	(514,636)	(2,829,724)	(1,951,292)
Gain on redemption of life insurance policies	—	—	8,746,138	—
Change in fair value of cryptocurrencies	111,632	—	111,632	—
Gain on disposal of subsidiary	—	—	—	3,813,609
Total other income (expenses)	(1,013,831)	(204,125)	6,235,502	2,537,190

Income before income taxes	13,540,361	27,086,435	44,991,768	54,288,635

Income tax expense	11,100,509	8,529,110	21,059,966	16,981,094

Net income	2,439,852	18,557,325	23,931,802	37,307,541
Less: net income (loss) attributable to non-controlling interests	(18,388)	72,917	(28,884)	65,381
Net income attributable to SBC Medical Group Holdings Incorporated	$2,458,240	$18,484,408	$23,960,686	$37,242,160

Other comprehensive income (loss):
Foreign currency translation adjustment	$8,623,269	$(9,046,549)	$18,431,596	$(19,240,401)
Total comprehensive income	11,063,121	9,510,776	42,363,398	18,067,140
Less: comprehensive income (loss) attributable to non-controlling interests	184,411	22,000	147,579	(70,000)
Comprehensive income attributable to SBC Medical Group Holdings Incorporated	$10,878,710	$9,488,776	$42,215,819	$18,137,140

Net income per share attributable to SBC Medical Group Holdings Incorporated*
Basic and diluted	$0.02	$0.20	$0.23	$0.40
Weighted average shares outstanding*
Basic and diluted	103,507,249	94,192,433	103,392,580	94,192,433

*	Retrospectively restated for effect of reverse recapitalization on September 17, 2024.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated Stockholders’	Non- controlling	Total Stockholders’
	Number	Amount	Capital	Number	Amount	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2024	103,020,816	$10,302	$62,513,923	(270,000)	$(2,700,000)	$189,463,007	$(54,178,075)	$195,109,157	$(86,999)	$195,022,158
Issuance of common stock as incentive shares	860,435	86	(86)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	21,502,446	—	21,502,446	(10,496)	21,491,950
Foreign currency translation adjustment	—	—	—	—	—	—	9,834,663	9,834,663	(26,336)	9,808,327
Balance as of March 31, 2025	103,881,251	10,388	62,513,837	(270,000)	(2,700,000)	210,965,453	(44,343,412)	226,446,266	(123,831)	226,322,435
Net income (loss)	—	—	—	—	—	2,458,240	—	2,458,240	(18,388)	2,439,852
Repurchase of common stock	—	—	—	(512,809)	(2,415,262)	—	—	(2,415,262)	—	(2,415,262)
Deemed contribution in connection with price modification on disposal of property and equipment	—	—	9,682,277	—	—	—	—	9,682,277	—	9,682,277
Foreign currency translation adjustment	—	—	—	—	—	—	8,420,470	8,420,470	202,799	8,623,269
Balance as of June 30, 2025	103,881,251	$10,388	$72,196,114	(782,809)	$(5,115,262)	$213,423,693	$(35,922,942)	$244,591,991	$60,580	$244,652,571

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated Stockholders’	Non- controlling	Total Stockholders’
	Number	Amount	Capital	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2023	94,192,433	$9,419	$36,879,281	$142,848,732	$(37,578,255)	$142,159,177	$1,651,072	$143,810,249

Disposal of subsidiary	—	—	—	—	—	—	(1,221,795)	(1,221,795)
Net income (loss)	—	—	—	18,757,752	—	18,757,752	(7,536)	18,750,216
Foreign currency translation adjustment	—	—	—	—	(10,109,388)	(10,109,388)	(84,464)	(10,193,852)
Balance as of March 31, 2024	94,192,433	9,419	36,879,281	161,606,484	(47,687,643)	150,807,541	337,277	151,144,818
Net income	—	—	—	18,484,408	—	18,484,408	72,917	18,557,325
Foreign currency translation adjustment	—	—	—	—	(8,995,632)	(8,995,632)	(50,917)	(9,046,549)
Balance as of June 30, 2024	94,192,433	$9,419	$36,879,281	$180,090,892	$(56,683,275)	$160,296,317	$359,277	$160,655,594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,931,802	$37,307,541
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,264,405	1,849,422
Non-cash lease expense	2,185,744	1,923,890
Provision for credit losses	283,752	62,804
Fair value change of long-term investments	384,523	1,045,557
Gain on disposal of subsidiary	—	(3,813,609)
Gain on redemption of life insurance policies	(8,746,138)	—
Gain on disposal of property and equipment	(10,804)	(902)
Change in fair value of cryptocurrencies	(111,632)	—
Deferred income taxes	7,452,983	(3,322,728)
Changes in operating assets and liabilities:
Accounts receivable	(789,577)	(1,423,412)
Accounts receivable – related parties	(17,039,113)	5,843,499
Inventories	(717,972)	561,921
Finance lease receivables – related parties	(6,482,967)	(1,759,556)
Customer loans receivable	8,081,703	7,521,267
Prepaid expenses and other current assets	(1,349,225)	(1,488,347)
Long-term prepayments	211,988	(41,412)
Other assets	85,907	(1,007,431)
Accounts payable	1,165,217	(8,960,556)
Accounts payable – related parties	2,455,865	—
Notes and other payables – related parties	(5,031,570)	(5,101,368)
Advances from customers	(369,616)	(755,977)
Advances from customers – related parties	(2,363,891)	(4,663,233)
Income tax payable	(6,030,526)	5,462,133
Operating lease liabilities	(2,275,398)	(1,998,196)
Accrued liabilities and other current liabilities	(2,508,035)	(4,444,172)
Other liabilities	(88,593)	77,625
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,411,168)	22,874,760

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(560,431)	(1,565,333)
Purchase of convertible note	—	(1,700,000)
Prepayments for property and equipment	(705,351)	—
Advances to related parties	—	(617,804)
Payments made on behalf of related parties	(1,836,541)	(5,245,990)
Purchase of long-term investments	(652,555)	—
Purchase of cryptocurrencies	(424,250)	—
Long-term loans to others	(13,134)	(62,489)
Repayments from related parties	70,000	555,000
Repayments from others	56,307	44,748
Proceeds from redemption of life insurance policies	17,735,717	—
Disposal of subsidiary, net of cash disposed of	—	(815,819)
Proceeds from disposal of property and equipment	1,728,236	1,971
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	15,397,998	(9,405,716)

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	15,000	—
Repayments of long-term loans	(74,256)	(59,217)
Repayments of finance lease liabilities	(278,097)	—
Repayments to related parties	(27,943)	(50,124)
Repurchase of common stock	(2,415,262)	—
Deemed contribution in connection with price modification on disposal of property and equipment	9,682,277	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,901,719	(109,341)

Effect of exchange rate changes	11,808,241	(12,679,865)

NET CHANGE IN CASH AND CASH EQUIVALENTS	27,696,790	679,838
CASH AND CASH EQUIVALENTS AS OF THE BEGINNING OF THE PERIOD	125,044,092	103,022,932
CASH AND CASH EQUIVALENTS AS OF THE END OF THE PERIOD	$152,740,882	$103,702,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$55,858	$10,432
Cash paid for income taxes, net	$19,637,454	$16,191,178

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment transferred from long-term prepayments	$246,188	$—
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$104,437	$—
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	$612,466	$—
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	$1,160,680	$1,376,034
Payables to related parties in connection with loan services provided	$8,175,342	$16,085,387
Issuance of common stock as incentive shares	$86	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Overview

SBC Medical Group Holdings Incorporated (“SBC Holding”) was originally incorporated under the laws of the state of Delaware on March 11, 2022 as a special purpose acquisition corporation under the name Pono Capital Two, Inc. (“Pono”) for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

In April 2023, SBC Japan acquired 100% equity interest of L’Ange Cosmetique Co., Ltd. (“L’Ange Sub”), a company incorporated in Japan in June 2003, and Shobikai Co., Ltd. (“Shobikai Sub”), a company incorporated in Japan in June 2014, through share exchange. As a result, L’Ange Sub and Shobikai Sub became wholly owned subsidiaries of SBC Japan.

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

In September 2023, SBC USA acquired 100% equity interest of SBC Japan through share exchange with one share of its common stock. As a result, SBC Japan became a wholly owned subsidiary of SBC USA.

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

As of June 30, 2025, the Company’s major subsidiaries and VIE are as follows:

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

Assessment of Medical Corporations in Japan

SBC Japan is designated as a medical service corporation (the “MSC”) to provide services to the Medical Corporations (the “MCs”) in Japan. To maintain and strengthen the business relationship, the Company has acquired equity interests in the following MCs throughout the years.

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

Since the not-for-profit entities scope exception to the variable interest model is applicable to the MCs, the Company evaluates its business relationship, franchisor-franchisee agreements and/or services agreements with the MCs in Japan under the voting model. The Company has concluded that consolidation of the MCs is not appropriate for the periods presented as it does not have a majority voting interest in the Members of the MCs nor does it have a controlling financial interest in the MCs. The equity interests in the MCs held by the Company are recorded as long-term investments in MCs — related parties on the unaudited consolidated balance sheets. The transactions between the Company and the MCs are disclosed in Note 17 — Related Party Transactions.

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

Translation of amounts from local currency of the Company into US$1 has been made at the following exchange rates:

	June 30, 2025	June 30, 2024
Current JPY:US$1 exchange rate	144.1650	160.8680
Average JPY:US$1 exchange rate	148.4720	152.1868

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

The Company records the customer loans receivables at gross loan receivables less unamortized costs of issuance fees or discounts, which are amortized over the life of the loan to interest income. The Company generated interest income of $305,227 and $172,701 for the three months ended June 30, 2025 and 2024, respectively, and generated interest income of $588,643 and $490,210 for the six months ended June 30, 2025 and 2024, respectively, from the loan services, which were included in revenues.

Management periodically evaluates individual End Customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Customer loans receivable is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the three months ended June 30, 2025 and 2024, the Company recorded $258,650 and nil allowance for doubtful accounts, respectively, for customers receivable. During the six months ended June 30, 2025 and 2024, the Company recorded $353,752 and nil allowance for doubtful accounts, respectively, for customer loans receivable.

Prior to January 2025, when a loan was granted to an End Customer, the Company issued a promissory note to the related party MC to settle the purchase transaction on behalf of the End Customer. The Company repays each promissory note when the corresponding loan is fully repaid by the End Customer or earlier if mutually agreed. These promissory notes are unsecured and bear no interest. Starting in January 2025, instead of issuing a promissory note to the MC upon loan issuance, the Company pays the transaction amount directly in cash to the MC on behalf of the End Customer in the month following the purchase.

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(e) Cryptocurrencies

Cryptocurrencies are included in non-current assets in the unaudited consolidated balance sheets because the Company holds them for long-term investment purposes.

Effective January 1, 2025, the Company adopted ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) using a modified retrospective approach, which requires cryptocurrency assets to be measured at fair value each reporting period with changes in fair value recorded in net income or loss. The adoption of ASU 2023-08 did not have impact on the Company’s prior years’ consolidated financial statements as the Company did not hold cryptocurrencies prior to the adoption.

The Company purchases Bitcoins through Coinbase, Inc., a cryptocurrency exchange, which are initially recorded at cost and subsequently measured at fair value in the consolidated balance sheets. The Company determines the fair value of its cryptocurrency in accordance with ASC 820, Fair Value Measurement, based on quoted prices on active exchange(s) that are identified as the principal market(s) for such assets (Level I inputs). The cost basis of cryptocurrencies is determined using the average cost method. The change in fair value of cryptocurrencies is recorded in “Other income (expenses)” as a non-operating item in the unaudited consolidated statements of operations. Purchases and sales of cryptocurrencies, if any, are included within investing activities in the accompanying consolidated statements of cash flows.

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

(h) Long-term Investments, Net

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

(j) Leases

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

The Company currently generates its revenue from the following main sources:

Franchising Revenue

The Company generates franchising revenue by licensing its intellectual properties, including but not limited to the Company’s brand name (“Shonan Beauty Clinic”), trade name, patents, and trademarks, and by providing consulting services to enhance the value of “Shonan Beauty Clinic” brand, as a franchisor pursuant to franchise agreements with the medical corporations (the “MCs”) in Japan. Prior to April 2025, revenue was based on a fixed amount to each MC and a fixed amount to each clinic of the MCs; starting from April 2025, rather than charging the same flat fee for all MCs/clinics, the monthly service fee to each MC and to each clinic of the MCs is determined by the facility type, operational tenure, operational performance of each clinic of the MCs. The revenue is recognized over time as services are rendered.

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

Function supporting services

The revenue is derived from providing functional supporting services to MCs, such as accounting and human resources, and IT management services. The Company recognizes revenue based on a monthly service fee over the time when services are rendered. Since April 2025, the amount of the monthly fee for each clinic is determined using the same key criteria described above under “Franchising Revenue.”

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

(l) Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and services and are included in selling, general and administrative expenses. The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the ASC 720-35, “Advertising Costs”. The advertising expenses were $973,933 and $223,094 for the three months ended June 30, 2025 and 2024, respectively, and $1,656,099 and $934,724 for the six months ended June 30, 2025 and 2024, respectively.

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

For the six months ended June 30, 2025, customer A, B and C represent 25%, 25% and 22% of the Company’s total revenues, respectively. For the six months ended June 30, 2024, customer A, B, C and D represent 24%, 22%, 24% and 10% of the Company’s total revenues, respectively.

As of June 30, 2025, customer A, B and C account for 27%, 25% and 24% of the Company’s total outstanding accounts receivable, respectively. As of December 31, 2024, customer A, B, C and D account for 17%, 28%, 26% and 10% of the Company’s total outstanding accounts receivable, respectively.

For the six months ended June 30, 2025, no vendor represents more than 10% of the Company’s total purchases. For the six months ended June 30, 2024, vendor A represents 15% of the Company’s total purchases.

As of June 30, 2025, vendor A, B and C represent 13%, 12% and 11% of the Company’s total outstanding accounts payable. As of December 31, 2024, vendor A and B represent 12% and 15% of the Company’s total outstanding accounts payable, respectively.

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

As of June 30, 2025 and December 31, 2024, the carrying values of current assets and current liabilities approximated their fair values reported in the unaudited consolidated balance sheets due to the short-term maturities of these instruments. Debt that bears variable interest rates index to prime also approximates fair value as it reprices when market interest rates change.

Assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are summarized below.

Fair Value Measurements as of June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at June 30, 2025
Long-term investments:
Equity investments at fair value with readily determinable fair value	$2,971,606	—	—	$2,971,606
Cryptocurrencies:
Bitcoin	$535,882	—	—	$535,882

Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2024
Long-term investments:
Equity investments at fair value with readily determinable fair value	$2,478,531	—	—	$2,478,531
Cryptocurrencies:
Bitcoin	$—	—	—	$—

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

(q) Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires entities that hold crypto assets to subsequently measure such assets at fair value with changes recognized in net income each reporting period. This accounting update also improves the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for all entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08 on January 1, 2025. See Note 2(e) and Note 7 for relevant cryptocurrency disclosures.

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — VARIABLE INTEREST ENTITY (cont.)

The following amounts and balances of AMM were included in the Company’s unaudited consolidated financial statements as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024:

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$21,893	$41,247
Accounts receivable	33,992	20,076
Prepaid expenses and other current assets	10,831	32,493
Total Current Assets	66,716	93,816

Property and equipment, net	1,799,372	1,799,372
Loans receivables from subsidiaries of the Company	3,072,945	3,122,157
Other assets	2,275	2,275
Total Non-current Assets	4,874,592	4,923,804

Total Assets	$4,941,308	$5,017,620

LIABILITIES
Current Liabilities
Accounts payable	$18,450	$18,904
Accrued liabilities and other current liabilities	17,824	17,824
Due to related party	2,769,076	2,797,018
Total Current Liabilities	2,805,350	2,833,746

Loan payable to a subsidiary of the Company	8,267,303	8,245,328
Total Non-current Liabilities	8,267,303	8,245,328

Total Liabilities	$11,072,653	$11,079,074

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$41,002	$40,470	$81,472	$188,860
Cost of revenues	$—	$—	$—	$56,510
Total operating expenses	$116,431	$112,919	$164,231	$255,720
Net loss	$(75,430)	$(72,449)	$(57,759)	$(123,370)

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(75,467)	$(101,725)
Net cash provided by investing activities	$25,000	$50,000
Net cash used in financing activities	$(27,942)	$(49,424)

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2025 and December 31, 2024, prepaid expenses and other current assets consist of the following:

	June 30, 2025	December 31, 2024
Advances to suppliers	$13,442,495	$9,693,043
Other receivables*	359,738	1,558,223
Others	249,513	25,536
Total	$14,051,746	$11,276,802

*	Represent reimbursement receivables from a business partner and other miscellaneous receivables.

NOTE 5 — FINANCE LEASE RECEIVABLES

As of June 30, 2025 and December 31, 2024, finance lease receivables consist of the following:

	June 30, 2025	December 31, 2024
Future minimum lease payments receivable	$22,385,136	$14,427,511
Estimated residual value	—	—
Gross finance lease receivables	22,385,136	14,427,511
Less: unearned interest income	(58,226)	(37,344)
Finance lease receivables	$22,326,910	$14,390,167
Finance lease receivables, current	$9,128,931	$5,992,585
Finance lease receivables, non-current	$13,197,979	$8,397,582

As of June 30, 2025, maturities of the Company’s gross finance lease receivables are as follows:

Years ending December 31,
Remaining of 2025	$4,422,594
2026	10,085,856
2027	7,515,219
2028	361,467
2029 and thereafter	—
Total	$22,385,136

SBC MEDICAL GROUP HOLDINGS INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PROPERTY AND EQUIPMENT, NET

As of June 30, 2025 and December 31, 2024, property and equipment, net consist of the following:

	June 30, 2025	December 31, 2024
Land	$1,799,372	$2,008,132
Buildings and facilities attached to buildings	5,544,046	5,373,424
Machinery, equipment and automobiles	4,500,722	4,312,270
Aircraft	3,817,767	3,510,376
Software	5,343,739	4,811,260
Subtotal	21,005,646	20,015,462
Less: accumulated depreciation	(10,235,056)	(8,749,391)
Less: accumulated impairment	(2,712,574)	(2,494,169)
Property and equipment, net	$8,058,016	$8,771,902

Depreciation expense was $564,158 and $570,730 for the three months ended June 30, 2025 and 2024, respectively, and $1,169,040 and $1,315,539 for the six months ended June 30, 2025 and 2024, respectively.

The Company recognized a loss on disposal of property and equipment of $1,571 and a gain on disposal of property and equipment of $902 for the three months ended June 30, 2025 and 2024, respectively, and a gain on disposal of property and equipment of $10,804 and $902 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 7 — CRYPTOCURRENCIES

As of June 30, 2025 and December 31, 2024, cryptocurrencies consist of the following:

		June 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	5	$424,250	$535,882	—	$—	$—
Total		$424,250	$535,882		$—	$—

The following table presents a roll-forward of the Company’s cryptocurrencies holdings during the six months ended June 30, 2025:

Bitcoin Fair Value
Cryptocurrencies at December 31, 2024	$—
Purchases of cryptocurrencies	424,250
Unrealized gain on cryptocurrencies	111,632
Cryptocurrencies at June 30, 2025	$535,882

NOTE 8 — INTANGIBLE ASSETS, NET

As of June 30, 2025 and December 31, 2024, intangible assets, net consist of the following:

	June 30, 2025	December 31, 2024
Patent use right	$18,034,891	$16,582,795
Trademarks	1,324,011	1,237,820
Customer Relationships	206,344	192,911
Others	110,832	159,321
Subtotal	19,676,078	18,172,847
Less: accumulated amortization	(2,311,006)	(2,072,849)
Less: accumulated impairment	(15,780,529)	(14,509,946)
Intangible assets, net	$1,584,543	$1,590,052

Amortization expense was $41,073 and $260,215 for the three months ended June 30, 2025 and 2024, respectively, and $54,445 and $533,883 for the six months ended June 30, 2025 and 2024, respectively.

Estimated future amortization expense related to intangible assets as of June 30, 2025 is as follows:

Years ending December 31,	Amortization Expense
Remaining of 2025	$84,961
2026	169,922
2027	169,922
2028	88,495
2029	67,202
Thereafter	1,004,041
Total	$1,584,543

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — LONG-TERM INVESTMENTS, NET

As of June 30, 2025 and December 31, 2024, long-term investments, net consist of the following:

	June 30, 2025	December 31, 2024
Investments in private entities or organizations that do not report NAV per share:
Entities or organizations without observable price changes	$1,870,365	$1,719,770
Investment in a public entity with readily determinable fair value – related party	2,344,824	2,478,531
Investment in a public entity with readily determinable fair value	626,782	—
Less: accumulated impairment	(1,248,884)	(1,148,329)
Long-term investments, net	$3,593,087	$3,049,972

The Company recognized an unrealized loss on long-term investment in a public entity with readily determinable fair value – related party of $180,622 and $107,046 for the three months ended June 30, 2025 and 2024, respectively, and an unrealized loss of $340,568 and $1,045,557 for the six months ended June 30, 2025 and 2024, respectively.

The Company recognized an unrealized loss on long-term investment in a public entity with readily determinable fair value of $63,320 and $43,955 for the three and six months ended June 30, 2025, respectively.

NOTE 10 — OTHER ASSETS

As of June 30, 2025 and December 31, 2024, other assets consist of the following:

	June 30, 2025	December 31, 2024
Security deposits	$3,256,499	$2,921,855
Corporate-owned life insurance policies	3,447,790	11,563,720
Long-term loans receivable, primarily student loans	585,232	578,995
Others	171,703	488,883
Total	$7,461,224	$15,553,453

NOTE 11 — ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

As of June 30, 2025 and December 31, 2024, accrued liabilities and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
Individual income tax withheld on behalf of employees	$704,988	$859,446
Wages and bonus payables	4,012,004	3,173,679
Consumption tax payable	1,372,530	3,827,080
Liabilities assumed in connection with purchase of property and equipment	26,526	25,312
Excise and franchise tax payable	39,008	15,095
Others	74,741	202,582
Total	$6,229,797	$8,103,194

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — LONG-TERM LOANS

As of June 30, 2025 and December 31, 2024, the Company’s long-term loans from banks and other financial institution consist of the following:

Indebtedness	Weighted Average Interest Rate*	Weighted Average Years to Maturity*	June 30, 2025	December 31, 2024
Guaranteed loans
Fixed rate loan	0.01%	0.03	$80,824	$90,274
Variable rate loans	1.19%	2.39	7,020,102	6,473,490
Subtotal	1.20%	2.42	7,100,926	6,563,764

Unsecured loan
Fixed rate loan	—	—	—	35,742
Subtotal	—	—	—	35,742

Total long-term loans	1.20%	2.42	7,100,926	6,599,506

Less: current portion			(69,420)	(96,824)
Non-current portion			$7,031,506	$6,502,682

*	Pertained to information for loans outstanding as of June 30, 2025.

The Company borrowed loans from various banks and a financial institution for working capital purposes.

Interest expense was $46,674 and $7,424 for the three months ended June 30, 2025 and 2024, respectively, and $50,635 and $10,432 for the six months ended June 30, 2025 and 2024, respectively.

The guarantee information of the Company’s outstanding loans as of June 30, 2025 and December 31, 2024 consists of the following:

	June 30, 2025	December 31, 2024
Co-guaranteed by CEO of subsidiaries within the Company’s organizational structure and Tokyo Credit Guarantee Association	$164,430	$185,766
Guaranteed by a subsidiary within the Company’s organizational structure	$6,936,496	$6,377,998

As of June 30, 2025, future minimum payments for long-term loans are as follows:

Years ending December 31,	Principal Repayment
Remaining of 2025	$31,818
2026	69,420
2027	6,999,688
Thereafter	—
Total	$7,100,926

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — LEASES — AS A LESSEE

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

During the six months ended June 30, 2025 and 2024, certain operating leases were guaranteed by related parties of the Company.

Operating lease expenses for lease payments are recognized on a straight-line basis over the lease term. Finance lease costs include amortization, which is recognized on a straight-line basis over the expected life of the leased assets, and interest expenses, which are recognized following an effective interest rate method. Leases with an initial term of twelve months or less are not recorded in the unaudited consolidated balance sheets.

The components of lease costs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease costs:
Amortization of finance lease right-of-use assets	$30,870	$—	$40,920	$—
Interest on finance lease liabilities	2,977	—	5,223	—
Total finance lease costs	33,847	—	46,143	—
Operating lease costs	1,211,006	872,955	2,197,506	1,927,643
Short-term lease costs	114,987	100,939	155,328	180,053
Total lease costs	$1,359,840	$973,894	$2,398,977	$2,107,696

The following table presents supplemental information related to the Company’s leases:

	For the Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,275,398	$1,992,121
Operating cash flows from finance leases	5,223	—
Financing cash flows from finance leases	278,097	—
Non-cash information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	104,437	—
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	612,466	—
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	1,160,680	1,376,034
Weighted average remaining lease term (years)
Operating leases	1.75	2.03
Finance leases	2.60	—
Weighted average discount rate (per annum)
Operating leases	0.69%	0.19%
Finance leases	5.05%	—

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — LEASES — AS A LESSEE (cont.)

As of June 30, 2025, the future maturity of operating and finance lease liabilities is as follows:

Years ending December 31,	Operating Leases	Finance Leases
Remaining of 2025	$2,424,090	$83,804
2026	1,644,921	134,201
2027	471,460	77,234
2028	141,390	43,778
2029	132,086	7,095
Thereafter	59,765	—
Total undiscounted lease payments	4,873,712	346,112
Less: imputed interest	(41,325)	(20,051)
Present value of lease liabilities	4,832,387	326,061
Less: lease liabilities, current	(3,623,871)	(161,340)
Lease liabilities, non-current	$1,208,516	$164,721

NOTE 14 — INCOME TAXES

United States

SBC Holding, SBC USA, SBC Healthcare Inc., SBC Irvine, LLC, and Aikawa Medical Management, Inc. are incorporated in the United States and subject to federal income tax rate at 21% and California state income tax rate at 6.98%.

For information on the recent One Big Beautiful Bill Act and the potential impacts thereof on our tax provision, see Note 20 — Subsequent Event.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. During the six months ended June 30, 2025 and 2024, substantially all the taxable income of the Company is generated in Japan. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory rate of approximately 34.69% for the six months ended June 30, 2025 and 2024.

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

For the six months ended June 30, 2025 and 2024, the Company’s income tax expenses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Current	$10,663,753	$11,491,256	$13,606,983	$20,303,822
Deferred	436,756	(2,962,146)	7,452,983	(3,322,728)
Total	$11,100,509	$8,529,110	$21,059,966	$16,981,094

The effective tax rate was 46.81% and 31.28% for the six months ended June 30, 2025 and 2024, respectively.

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

In May 2025, the Company’s board of directors approved a share repurchase plan (“2025 Share Repurchase Program”), authorizing the repurchases of up to $5.0 million of the Company’s common stock. During the six months ended June 30, 2025, the Company repurchased 512,809 shares of common stock at an average price of $4.66 per share, totaling approximately $2.4 million under the 2025 Share Repurchase Program. As of June 30, 2025, approximately $2.6 million remained available under the 2025 Share Repurchase Program.

As of June 30, 2025 and December 31, 2024, there were 103,881,251 and 103,020,816 shares issued, 103,098,442 and 102,750,816 shares outstanding, respectively, and no preferred stock issued and outstanding.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SHAREHOLDERS’ EQUITY (cont.)

Stock-based compensation

The following table summarizes the stock option/warrant activities and related information for the six months ended June 30, 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2024	4,918,998	$0.0064	10.00	$—
Granted	449,190	0.0001	10.00	—
Exercised	—	—	—	—
Forfeited/Cancelled	(2,180,190)	0.0001	—	—
As of June 30, 2024	3,187,998	$0.0098	10.00	$—

As of January 1, 2025	12,134,375	$11.50	4.80	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
As of June 30, 2025	12,134,375	$11.50	4.30	$—
Vested and exercisable as of June 30, 2025	12,134,375	$11.50	4.30	$—

NOTE 16 — DISAGGREGATION OF REVENUES

Revenues generated from different revenue streams consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Franchising revenue	$10,007,581	$14,626,256	$25,726,863	$29,736,524
Procurement revenue	15,756,519	13,536,608	30,089,302	26,732,592
Management services revenue	5,138,578	16,705,597	13,866,681	32,360,267
Rental services revenue	6,851,176	3,453,173	12,491,690	7,071,114
Others	5,604,993	4,780,446	8,513,012	12,009,625
Total	$43,358,847	$53,102,080	$90,687,548	$107,910,122

During the six months ended June 30, 2025 and 2024, the Company recognized revenue of $843,755 and $1,970,889 from the opening balance of advances from customers, respectively; and recognized no revenue from the opening balance of advances from customers — related parties.

As of June 30, 2025 and December 31, 2024, and for the six months ended June 30, 2025 and 2024, substantially all of our long-lived assets and revenues generated were attributed to the Company’s operations in Japan.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS

The related parties had material transactions for the six months ended June 30, 2025 and 2024 consist of the following:

Name of Related Parties	Nature of Relationship as of June 30, 2025
Yoshiyuki Aikawa	Controlling shareholder, director and CEO of the Company
Medical Corporation Shobikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Kowakai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Nasukai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Aikeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Jukeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Ritz Cosmetic Surgery	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Junikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Furinkai	The relatives of CEO of the Company being the Members of the MC
Japan Medical & Beauty Inc.	Controlled by the CEO of the Company
SBC Inc.	Controlled by the CEO of the Company
Hariver Inc.	Controlled by the CEO of the Company
Public Interest Foundation SBC Medical Promotion Foundation	The relative of CEO of the Company being a Member of Public Interest Foundation SBC Medical Promotion Foundation
AI Med Inc.	The CEO of the Company is a principal shareholder of AI Med Inc.
SBC Irvine MC	Significantly influenced by the Company
SBC Tokyo Medical University	The CEO of the Company is the chairman of SBC Tokyo Medical University
SBC Shonan Osteopathic Clinic Inc.	The CEO of the Company is a principal shareholder of SBC Shonan Osteopathic Clinic Inc.
General Incorporated Association Taiseikai	The relatives of CEO of the Company being the Members of General Incorporated Association Taiseikai
General Incorporated Association SBC	The CEO of the Company being the Member of General Incorporated Association SBC
Skynet Academy Co., Ltd.	Subsidiary of Hariver, Inc., a company controlled by the CEO of the Company
Kijimadairakanko Inc.	Subsidiary of SBC Inc., a company controlled by the CEO of the Company

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

During the three and six months ended June 30, 2025 and 2024, the transactions with related parties are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues, net	2025	2024	2025	2024
Medical Corporation Shobikai	$10,962,737	$13,086,609	$22,515,192	$26,205,206
Medical Corporation Kowakai	8,909,329	12,410,044	20,022,253	25,998,681
Medical Corporation Nasukai	10,244,692	12,053,758	22,535,537	24,113,981
Medical Corporation Aikeikai	3,646,228	5,505,514	7,288,931	11,113,976
Medical Corporation Jukeikai	890,237	1,792,189	2,064,207	3,698,101
Medical Corporation Ritz Cosmetic Surgery	1,044,588	1,764,569	2,558,211	2,672,883
Japan Medical & Beauty Inc.	10,373	9,608	20,206	19,713
Hariver Inc.	5,186	4,804	10,103	9,856
SBC Inc.	206	310	314	1,842
Public Interest Foundation SBC Medical Promotion Foundation	30	6	41	59
General Incorporated Association SBC	—	304	—	304
SBC Tokyo Medical University	2,155	8,012	16,317	40,817
SBC Shonan Osteopathic Clinic Inc.	—	1,107	—	2,880
Yoshiyuki Aikawa	800	10,672	29,987	54,130
AI Med Inc.	98	58	190	207
SBC Irvine MC	37,753	347,337	239,538	682,057
Medical Corporation Association Furinkai	2,304,254	2,587,472	4,938,946	4,880,109
Medical Corporation Association Junikai	879,282	1,455,672	1,948,521	2,013,450
Medical Corporation Association Taiseikai	—	993	—	993
Skynet Academy Co., Ltd.	6,915	—	13,471	—
Kijimadairakanko Inc.	35	—	78	—
Total	$38,944,898	$51,039,038	$84,202,043	$101,509,245

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Cost of revenues	2025	2024	2025	2024
Medical Corporation Nasukai	$65,959	$—	$65,959	$—
Medical Corporation Aikeikai	3,742	—	3,742	—
Japan Medical & Beauty Inc.	4,502,380	3,616,103	7,801,736	5,413,462
SBC Tokyo Medical University	94,295	—	183,689	—
Kijimadairakanko Inc.	3,226	—	71,404	—
Total	$4,669,602	$3,616,103	$8,126,530	$5,413,462

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Selling, general and administrative expenses	2025	2024	2025	2024
Medical Corporation Shobikai	$354,930	$—	$354,930	$—
Medical Corporation Kowakai	3,697	—	3,697	—
Medical Corporation Nasukai	15,178	—	15,178	—
Medical Corporation Aikeikai	28,218	—	28,218	—
Medical Corporation Jukeikai	791	—	791	—
Medical Corporation Association Junikai	337	—	337	—
Medical Corporation Association Furinkai	429	—	429	—
SBC Inc.	7	—	7	—
General Incorporated Association SBC	12,180	—	12,180	—
Total	$415,767	$—	$415,767	$—

As of June 30, 2025 and December 31, 2024, the balances with related parties are as follows:

Accounts receivable	June 30, 2025	December 31, 2024
Medical Corporation Shobikai	$14,064,516	$5,091,430
Medical Corporation Nasukai	12,696,547	8,552,722
Medical Corporation Kowakai	12,226,967	7,742,251
Medical Corporation Aikeikai	4,936,342	3,071,378
Medical Corporation Jukeikai	1,494,312	993,944
Medical Corporation Association Furinkai	1,164,544	1,263,602
Medical Corporation Ritz Cosmetic Surgery	1,430,776	817,283
Medical Corporation Association Junikai	226,361	283,298
Hariver Inc.	1,908	—
SBC Tokyo Medical University	605	536
AI Med Inc.	36	33
SBC Inc.	288	137
Public Interest Foundation SBC Medical Promotion Foundation	66	36
SBC Shonan Osteopathic Clinic Inc.	—	4
SBC Irvine MC	677,515	693,850
Kijimadairakanko Inc.	60	336,176
Total	$48,920,843	$28,846,680

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

Finance lease receivables	June 30, 2025	December 31, 2024
Medical Corporation Shobikai	$4,201,316	$1,877,291
Medical Corporation Kowakai	4,241,594	2,490,705
Medical Corporation Nasukai	6,659,496	3,872,683
Medical Corporation Aikeikai	1,580,515	1,047,821
Medical Corporation Ritz Cosmetic Surgery	2,333,678	2,479,771
Medical Corporation Jukeikai	407,692	500,244
Medical Corporation Association Furinkai	1,947,518	1,891,412
Medical Corporation Association Junikai	928,218	197,452
SBC Shonan Osteopathic Clinic Inc.	26,883	32,788
Total	22,326,910	14,390,167
Less: current portion	(9,128,931)	(5,992,585)
Non-current portion	$13,197,979	$8,397,582

Other receivables	June 30, 2025	December 31, 2024
Medical Corporation Shobikai	$672,427	$—
Medical Corporation Kowakai	443,278	—
Medical Corporation Nasukai	419,358	—
Medical Corporation Aikeikai	215,926	—
Medical Corporation Jukeikai	75,800	—
Medical Corporation Ritz Cosmetic Surgery	64,619	—
Total	$1,891,408	$—

Due from related party, net	June 30, 2025	December 31, 2024
SBC Irvine MC	$2,766,013	$2,836,013
Less: allowance for credit loss	(2,766,013)	(2,836,013)
Total	$—	$—

Long-term investments in MCs	June 30, 2025	December 31, 2024
Medical Corporation Shobikai	$6,936	$6,378
Medical Corporation Kowakai	6,936	6,378
Medical Corporation Nasukai	6,936	6,378
Medical Corporation Aikeikai	6,936	6,378
Medical Corporation Jukeikai	7,460,610	6,859,913
Medical Corporation Ritz Cosmetic Surgery	11,893,068	10,935,485
Total	$19,381,422	$17,820,910

Accounts payable	June 30, 2025	December 31, 2024
Japan Medical & Beauty Inc.	$1,993,737	$659,044
SBC Tokyo Medical University	34,682	—
Kijimadairakanko Inc.	3,568	—
Medical Corporation Shobikai	305,853	—
Medical Corporation Nasukai	292,118	—
Medical Corporation Kowakai	362,910	—
Medical Corporation Aikeikai	112,416	—
Medical Corporation Jukeikai	33,611	—
Medical Corporation Association Furinkai	39,926	—
Medical Corporation Ritz Cosmetic Surgery	13,146	—
Medical Corporation Association Junikai	50,855	—
SBC Shonan Osteopathic Clinic Inc.	2,584	—
General Incorporated Association SBC	583	—
Total	$3,245,989	$659,044

Advances from customers	June 30, 2025	December 31, 2024
Medical Corporation Shobikai	$4,389,144	$5,076,300
Medical Corporation Kowakai	529,366	1,801,034
Medical Corporation Nasukai	726,562	1,745,069
Medical Corporation Aikeikai	158,652	379,931
Medical Corporation Jukeikai	57,179	140,170
Medical Corporation Ritz Cosmetic Surgery	22,214	45,701
SBC Shonan Osteopathic Clinic Inc.	21,716	16,395
Medical Corporation Association Furinkai	1,700,347	940,007
Medical Corporation Association Junikai	2,727,827	1,594,926
Total	$10,333,007	$11,739,533

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

Notes and other payables	June 30, 2025	December 31, 2024
Medical Corporation Shobikai	$710,513	$4,653
Medical Corporation Kowakai	582,673	14,672
Medical Corporation Nasukai	621,202	8,827
Medical Corporation Aikeikai	228,791	2,236
Medical Corporation Jukeikai	66,495	—
Medical Corporation Ritz Cosmetic Surgery	82,767	1,201
General Incorporated Association SBC	979,607	—
Total	3,272,048	31,589
Less: current portion	(3,272,048)	(26,255)
Non-current portion	$—	$5,334

Due to related party	June 30, 2025	December 31, 2024
Yoshiyuki Aikawa	$2,810,647	$2,823,590
Total	$2,810,647	$2,823,590

	For the Six Months Ended June 30,
Allowance for credit loss movement	2025	2024
Beginning balance	$2,836,013	$3,238,209
Provision for credit loss	—	62,804
Reversal of credit loss	(70,000)	—
Ending balance	$2,766,013	$3,301,013

The balances of due to and due from related parties represent the outstanding loans to and from related parties, respectively, as of June 30, 2025 and December 31, 2024. These loans are non-secured, interest-free and due on demand.

In June 2025, the Company entered into a memorandum of sale for an aircraft pursuant to the property sales agreement dated August 18, 2023 with General Incorporated Association SBC, an entity controlled by the CEO of the Company, who is also the controlling shareholder of the Company. The original sale price was increased by approximately $9.68 million, which was recorded as a deemed contribution in connection with price modification on disposal of property and equipment in the Company’s unaudited consolidated statements of changes in stockholders’ equity.

Also see Note 2(a), 9, 12, 13, 16 and 19 for more transactions with related parties.

NOTE 18 — SEGMENT REPORTING

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

The accounting policies for the single operating segment are the same as those described in Note 2. The CODM evaluates performance for the Company’s single operating segment and decides how to allocate resources based on the Company’s consolidated net income that is reported in the unaudited consolidated statements of operations and comprehensive income as net income. The measure of segment assets is reported in the unaudited consolidated balance sheets as total assets. The CODM allocates resources across the Company based on consolidated net income derived during the annual budgeting process and throughout the year in monitoring actual results compared to budget and updated forecasts. These results are used to assess segment performance.

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

NOTE 19 — COMMITMENT

As of June 30, 2025 and December 31, 2024, a subsidiary of the Company provided a guarantee on the debt of its CEO in the amounts of $266,573 and $262,095, respectively. As of June 30, 2025 and December 31, 2024, the Company did not record a liability in the unaudited consolidated balance sheets for the guarantee because it was not probable that the Company would be required to make payments under the guarantee.

NOTE 20 — SUBSEQUENT EVENTS

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

On July 17, 2025, the Company acquired 100% equity interest in MB Career Lounge Co., Ltd., a company providing management support services for medical institutions in Japan for cash consideration of approximately $13.7 million.

On July 22, 2025, the Company completed its 2025 Share Repurchase Program. Under the program, the Company repurchased an aggregate of 1,034,308 shares of its common stock for a total cash consideration of approximately $5 million, of which 521,499 shares of common stock were repurchased during the period from July 1, 2025 to July 22, 2025.

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

Our wholly owned subsidiary, SBC Medical Group Co., Ltd., a Japan corporation (“SBC Medical Sub”, or “SBC Japan”) is designated as a “medical service corporation” in Japan. In Japan, a medical service corporation is a legal entity that provides management service to “medical corporations”. The management services are conducted through franchisor-franchisee contracts and/or service contracts between SBC Medical Sub and the medical corporations that own all 252 of the treatment centers in Japan as of June 30, 2025. These clinics provide include but are not limited to breast augmentation, liposuction, rejuvenation treatments (including treatment of wrinkles, acne, scars, cellulite, excess fat, discoloration, and signs of aging), laser skin toning and spot removal, eyes double fold surgery, rhinoplasty, treatment of osmidrosis and hyperhidrosis, hair transplants, gynecological formation treatments, laser hair removal, face line surgeries, cosmetical dental procedures, tattoo removal, lasik eye surgery, lateral canthoplasty, brow lift procedures, androgenetic alopecia treatment, and cheek sagging prevention methods. In addition, similar management services are provided to five independently operated clinics.

The Company’s subsidiaries have entered into franchisor-franchisee contracts and service contracts with six medical corporations, consisting of Medical Corporation Shobikai, Medical Corporation Kowakai, Medical Corporation Nasukai, Medical Corporation Aikeikai, Medical Corporation Jukeikai and Medical Corporation Ritz Cosmetic Surgery. In addition, the Company has entered into service contracts since September 2023 with two additional medical corporations, Medical Corporation Association Furinkai and Medical Corporation Association Junikai (collectively with the six franchisee medical corporations, the “Medical Corporations” or “MCs”). All of the Medical Corporations are deemed to be related parties of the Company since relatives of the CEO of the Company are the members* of general meetings of members** of the Medical Corporations. The CEO of the Company was previously a member* of the six franchisee Medical Corporations until he ceased being a member* in July 2023. The Company, through SBC Medical Sub, owns equity interests*** of the Medical Corporations (except Medical Corporation Association Furinkai and Medical Corporation Association Junikai). Although the Company, through SBC Medical Sub, has an equity interest*** to the rights to receive a distribution of residual assets in proportion to the amount of contribution in certain circumstances as provided in the Japanese Medical Care Act and in the articles of incorporation (except Medical Corporation Association Furinkai and Medical Corporation Association Junikai), the Company or SBC Medical Sub does not have voting control over the corporate actions at general meetings of members** of the Medical Corporations per the requirements of the Japanese Medical Care Act.

* “Members (or shain) of general meeting of members (or shain)” means one of the organs of a Japanese Medical Corporation, and element of general meeting of members (as explained below) of the Medical Corporation. Each member (or shain) of general meeting of members (or shain) has one voting right.

** “General meeting of members (or shain)” means one of the organs of a Japanese Medical Corporation, and the highest decision-making body of the Medical Corporation, of which the main duties include the election and dismissal of directors (or riji) and corporate auditors (or kanji) of the Medical Corporation, and the approval of financial statements and statutory business reports of the Medical Corporation.

*** “Equity interest (or mochibun)” means the right to receive distribution of the residual assets of a Japanese Medical Corporation in proportion to the amount of contribution (Article 10.3.3.2 brackets of the Supplementary Provision of the Japanese Medical Care Act.). However, the procedures for an equity interest (or mochibun) holder to exercise and realize the right to receive distribution of the residual assets of the Medical Corporation is more complicated than that of a stock corporation due to the restrictions under the Medical Care Act.

Financial Overview

For the three months ended June 30, 2025 and 2024, we generated revenues of $43,358,847 and $53,102,080, respectively, we reported net income attributable to SBC Medical Group Holdings Incorporated of $2,458,240 and $18,484,408, respectively. For the six months ended June 30, 2025 and 2024, we generated revenues of $90,687,548 and $107,910,122, respectively, we reported net income attributable to SBC Medical Group Holdings Incorporated of $23,960,686 and $37,242,160, respectively, and cash flows provided by (used in) operating activities of $(6,411,168) and $22,874,760, respectively. As of June 30, 2025, we had retained earnings of $213,423,693.

Our primary mission is to provide quality comprehensive management services to the Medical Corporations and expand our “Shonan Beauty Clinic” brand. We plan to achieve the mission by maintaining and strengthening our market position and brand in the cosmetic medical treatment management market in Japan, Vietnam and Singapore, and by growing our presence globally.

Further information regarding our business is provided in “Description of Business” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table summarizes our operating income as reflected in our unaudited consolidated statements of operations and comprehensive income for the three months ended June 30, 2025 and 2024, and presents information regarding amounts and percentage changes during those periods.

	For the Three Months Ended June 30,
	2025		2024		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenues, net (including net revenues provided to related parties)	$43,358,847	100.00%	$53,102,080	100.00%	$(9,743,233)	(18.35)%
Cost of revenues (including cost of revenues from related parties)	13,348,270	30.79%	13,682,405	25.77%	(334,135)	(2.44)%
Gross profit	30,010,577	69.21%	39,419,675	74.23%	(9,409,098)	(23.87)%
Operating expenses (including selling, general and administrative expenses from related parties)	15,456,385	35.65%	12,129,115	22.84%	3,327,270	27.43%
Income from operations	14,554,192	33.56%	27,290,560	51.39%	(12,736,368)	(46.67)%
Other income	(1,013,831)	(2.34)%	(204,125)	(0.38)%	(809,706)	396.67%
Income before income taxes	13,540,361	31.22%	27,086,435	51.01%	(13,546,074)	(50.01)%
Income tax expense	11,100,509	25.60%	8,529,110	16.05%	2,571,399	30.15%
Net income	2,439,852	5.63%	18,557,325	34.95%	(16,117,473)	(86.85)%
Less: net income (loss) attributable to non-controlling interests	(18,388)	(0.04)%	72,917	0.14%	(91,305)	(125.22)%
Net income attributable to SBC Medical Group Holdings Incorporated	$2,458,240	5.67%	$18,484,408	34.81%	$(16,026,168)	(86.70)%

Revenues, Net

Revenues, net generated from different revenue streams consist of the following:

	For the Three Months Ended June 30,		Variance
	2025	2024	Amount	%
Franchising revenue	$10,007,581	$14,626,256	$(4,618,675)	(31.58)%
Procurement revenue	15,756,519	13,536,608	2,219,911	16.40%
Management services revenue	5,138,578	16,705,597	(11,567,019)	(69.24)%
Rental services revenue	6,851,176	3,453,173	3,398,003	98.40%
Others	5,604,993	4,780,446	824,547	17.25%
Total	$43,358,847	$53,102,080	$(9,743,233)	(18.35)%

Revenues, net, decreased by 18.35% from $53,102,080 for the three months ended June 30, 2024 to $43,358,847 for the three months ended June 30, 2025.

Japanese Yen (“JPY”) against the U.S. dollar appreciated during the three months ended June 30, 2025, compared to the three months June 30, 2024. The spot rate against the dollar was 144.1650 yen on June 30, 2025 compared to 160.8680 yen on June 30, 2024 and the average rate against the dollar was 144.0297 yen for the three months ended June 30, 2025 compared to 156.0476 yen for the same period in 2024. For the three months ended June 30, 2025 and 2024, we generated net revenues of $43,358,847 (JPY6,245 million) and $53,102,080 (JPY8,286 million), respectively, we reported net income of $2,439,852 (JPY310 million) and $18,557,325 (JPY2,894 million), respectively. Overall, the favorable impacts of the period-to-period foreign exchange rate changes on net revenues and net income were $1,058,367 and $59,556, respectively, for the three months ended June 30, 2025.

The main reasons for the variance of $9,743,233 in revenues, net per revenue stream are as follows:

Franchising Revenue

Franchising revenue for the three months ended June 30, 2025, decreased to $10,007,581 by $4,618,675, or 31.58%, from $14,626,256 for the same period in 2024. This decrease was mainly due to the revision of the fee structure for determining service fees for each clinic of MCs based on the size, scale and performance of each clinic effective as of April 1, 2025, partially offset by the appreciation of JPY.

Procurement Revenue

The procurement revenue for the three months ended June 30, 2025 increased to $15,756,519 by $2,219,911, or 16.40%, from $13,536,608 for the same period in 2024. This increase was mainly due to the orders from MCs for the new types of medical materials, as well as the appreciation of JPY.

Management Services Revenue

The management services revenue for the three months ended June 30, 2025 decreased to $5,138,578 by $11,567,019, or 69.24%, from $16,705,597 for the same period in 2024. This decrease was mainly due to (i) the discontinuation of clinic operation staff supporting services that had been provided by Shobikai Sub to MCs since the third quarter of 2024, because the Company completed the merger of Shobikai Sub with and into Lange Sub and the related business license, held by Shobikai Sub, became invalid upon the merger in January 2025, (ii) the decrease in the revenue in connection with customer rewards program offered to customers of the franchisee clinics and (iii) the revision of the fee structure for determining service fees for each clinic of MCs based on the size, scale and performance of each clinic effective as of April 1, 2025, partially offset by the appreciation of JPY.

Rental Services Revenue

The rental services revenue for the three months ended June 30, 2025 increased to $6,851,176 by $3,398,003, or 98.40%, from $3,453,173 for the same period in 2024. This increase was mainly due to the opening of new clinics resulting in the increased demand for medical equipment from new clinics and replacing laser hair removal equipment from existing clinics as well as the appreciation of JPY.

Others

The other revenues for the three months ended June 30, 2025 increased to $5,604,993 by $824,547, or 17.25%, from $4,780,446 for the same period in 2024. This increase was mainly due to revenues from Aesthetic Healthcare Holdings Pte. Ltd. and its subsidiaries, which were acquired in November 2024, offset by the disposal of its subsidiaries, Kijimadairakanko Inc. and Skynet Academy Co., Ltd. in December 2024.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2025 was $13,348,270 compared to $13,682,405 for the same period in 2024. The decrease was mainly due to the Company’s effort of the cost reduction, as well as the discontinuation of clinic operation supporting services provided by Shobikai Sub to MCs since the third quarter of 2024, and the Company then terminated the employment of the related staff. The decrease was partially offset by higher purchase costs resulting from replacing laser hair removal equipment from MCs.

Gross Profit

Gross profit for the three months ended June 30, 2025 was $30,010,577 compared to $39,419,675 for the same period in 2024. The decrease in gross profit by $9,409,098 or 23.87% was mainly due to the decrease in franchising revenue and management services revenue with relatively high gross margin as a result of the factors described above.

Operating Expenses

Operating expenses for the three months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended June 30,		Variance
	2025	2024	Amount	%
Salaries and welfare	$6,765,517	$7,872,447	$(1,106,930)	(14.06)%
Depreciation and amortization expense	471,763	258,654	213,109	82.39%
Consulting and professional service fees	3,878,036	2,578,115	1,299,921	50.42%
Advertising expense	973,933	223,094	750,839	336.56%
Taxes and dues	591,817	149,278	442,539	296.45%
Recruiting expense	142,247	491,067	(348,820)	(71.03)%
Lease expense	558,738	549,160	9,578	1.74%
Office, utility and other expenses	2,074,334	7,300	2,067,034	28,315.53%
Total	$15,456,385	$12,129,115	$3,327,270	27.43%

The operating expenses increased to $15,456,385 for the three months ended June 30, 2025 by $3,327,270, or 27.43%, from $12,129,115 for the same period in 2024. The increase was mainly due to the increase in office, utility and other expenses, and consulting and professional service fees, partially offset by the decrease in salaries and welfare.

Office, utility and other expenses increased by $2,067,034, or 28,315.53%, to $2,074,334 for the three months ended June 30, 2025 from $7,300 for the same period in 2024, mainly due to the large-scale replacement of office supplies during the quarter.

Consulting and professional service fees increased by $1,299,921, or 50.42%, to $3,878,036 for the three months ended June 30, 2025 from $2,578,115 for the same period in 2024, mainly due to the increase in legal, tax, and market research expenses associated with the Company’s listing.

Salaries and welfare decreased by $1,106,930, or 14.06%, to $6,765,517 for the three months ended June 30, 2025 from $7,872,447 for the same period in 2024, mainly due to the disposal a subsidiary, Kijimadairakanko Inc. in December 2024 and the decrease for the compensation to the director and CEO of the Company.

Other Income (Expenses)

Other income (expenses) for the three months ended June 30, 2025 and 2024, were as follows:

	For the Three Months Ended June 30,		Variance
	2025	2024	Amount	%
Interest income	$22,882	$11,644	$11,238	96.51%
Interest expense	(49,651)	(7,424)	(42,227)	568.79%
Other income	33,771	306,291	(272,520)	(88.97)%
Other expenses	(1,132,465)	(514,636)	(617,829)	120.05%
Change in fair value of cryptocurrencies	111,632	—	111,632	100.00%
Total	$(1,013,831)	$(204,125)	$(809,706)	396.67%

In particular, the other income was $33,771 for the three months ended June 30, 2025, as compared to $306,291 for the three months ended June 30, 2024, mainly due to the decrease in the foreign exchange gain. The other expense was $1,132,465 for the three months ended June 30, 2025, as compared to $514,636 for the three months ended June 30, 2024, mainly due to the increase in the foreign exchange losses arising from intercompany loan balances between the Company and its subsidiary. Change in fair value of cryptocurrencies was $111,632 for the three months ended June 30, 2025, as compared to nil for the three months ended June 30, 2024, due to the Company purchased cryptocurrencies in the three months ended June 30, 2025 resulting in the fair value change of the cryptocurrencies during the current period.

Income Tax Expense

Income tax expense for the three months ended June 30, 2025 was $11,100,509 compared to $8,529,110 for the same period in 2024. The increase in income tax expense by $2,571,399 or 30.15% was mainly due to the increase of deferred tax expenses recognized and the appreciation of JPY.

The effective tax rate was 81.98% and 31.49% for the three months ended June 30, 2025 and 2024, respectively. The increase of 50.49 percentage points was mainly due to the deemed contribution in connection with the price modification on disposal of an aircraft to General Incorporated Association SBC, an entity controlled by the CEO of the Company, who is also the controlling shareholder of the Company, which was treated as a taxable gain under the Japanese tax law for the three months ended June 30, 2025.

Net Income

As a result of the foregoing, we reported a net income of $2,439,852 for the three months ended June 30, 2025, representing a decrease of $16,117,473 or 86.85% from $18,557,325 for the three months ended June 30, 2024.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests was $18,388 for the three months ended June 30, 2025, as compared to net income attributable to non-controlling interests of $72,917 for the three months ended June 30, 2024.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following table summarizes our operating income as reflected in our unaudited consolidated statements of operations and comprehensive income for the six months ended June 30, 2025 and 2024, and presents information regarding amounts and percentage changes during those periods.

	For the Six Months Ended June 30,
	2025		2024		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenues, net (including net revenues provided to related parties)	$90,687,548	100.00%	$107,910,122	100.00%	$(17,222,574)	(15.96)%
Cost of revenues (including cost of revenues from related parties)	22,943,887	25.30%	28,971,072	26.85%	(6,027,185)	(20.80)%
Gross profit	67,743,661	74.70%	78,939,050	73.15%	(11,195,389)	(14.18)%
Operating expenses (including selling, general and administrative expenses from related parties)	28,987,395	31.96%	27,187,605	25.19%	1,799,790	6.62%
Income from operations	38,756,266	42.74%	51,751,445	47.96%	(12,995,179)	(25.11)%
Other income	6,235,502	6.88%	2,537,190	2.35%	3,698,312	145.76%
Income before income taxes	44,991,768	49.62%	54,288,635	50.31%	(9,296,867)	(17.12)%
Income tax expense	21,059,966	23.22%	16,981,094	15.73%	4,078,872	24.02%
Net income	23,931,802	26.39%	37,307,541	34.58%	(13,375,739)	(35.85)%
Less: net income (loss) attributable to non-controlling interests	(28,884)	(0.03)%	65,381	0.06%	(94,265)	(144.18)%
Net income attributable to SBC Medical Group Holdings Incorporated	$23,960,686	26.42%	$37,242,160	34.51%	$(13,281,474)	(35.66)%

Revenues, Net

Revenues, net generated from different revenue streams consist of the following:

	For the Six Months Ended June 30,		Variance
	2025	2024	Amount	%
Franchising revenue	$25,726,863	$29,736,524	$(4,009,661)	(13.48)%
Procurement revenue	30,089,302	26,732,592	3,356,710	12.56%
Management services revenue	13,866,681	32,360,267	(18,493,586)	(57.15)%
Rental services revenue	12,491,690	7,071,114	5,420,576	76.66%
Others	8,513,012	12,009,625	(3,496,613)	(29.12)%
Total	$90,687,548	$107,910,122	$(17,222,574)	(15.96)%

Revenues, net, decreased by 15.96% from $107,910,122 for the six months ended June 30, 2024 to $90,687,548 for the six months ended June 30, 2025.

Japanese Yen (“JPY”) against the U.S. dollar appreciated during the six months ended June 30, 2025, compared to the six months June 30, 2024. The spot rate against the dollar was 144.1650 yen on June 30, 2025 compared to 160.8680 yen on June 30, 2024 and the average rate against the dollar was 148.4720 yen for the six months ended June 30, 2025 compared to 152.1868 yen for the same period in 2024. For the six months ended June 30, 2025 and 2024, we generated net revenues of $90,687,548 (JPY13,465 million) and $107,910,122 (JPY16,422 million), respectively, we reported net income of $23,931,802 (JPY3,562 million) and $37,307,541 (JPY5,678 million), respectively. Overall, the favorable impacts of the period-to-period foreign exchange rate changes on net revenues and net income were $2,213,636 and $526,004, respectively, for the six months ended June 30, 2025.

The main reasons for the variance of $17,222,574 in revenues, net per revenue stream are as follows:

Franchising Revenue

Franchising revenue for the six months ended June 30, 2025 decreased to $25,726,863 by $4,009,661, or 13.48%, from $29,736,524 for the same period in 2024. This decrease was mainly due to the revision of the fee structure for determining service fees for each clinic of MCs based on the size, scale and performance of each clinic effective as of April 1, 2025, partially offset by the appreciation of JPY.

Procurement Revenue

The procurement revenue for the six months ended June 30, 2025 increased to $30,089,302 by $3,356,710, or 12.56%, from $26,732,592 for the same period in 2024. This increase was mainly due to the orders from MCs for the new types of medical materials, as well as the appreciation of JPY.

Management Services Revenue

The management services revenue for the six months ended June 30, 2025 decreased to $13,866,681 by $18,493,586, or 57.15%, from $32,360,267 for the same period in 2024. This decrease was mainly due to (i) the discontinuation of clinic operation staff supporting services that had been provided by Shobikai Sub to MCs since the third quarter of 2024, because the Company completed the merger of Shobikai Sub with and into Lange Sub and the related business license that was held by Shobikai Sub became invalid upon the completion of the merger in January 2025, (ii) the decrease in the revenue in connection with customer rewards program offered to customers of the franchisee clinics and (iii) the revision of the fee structure for determining service fees for each clinic of MCs based on the size, scale and performance of each clinic effective as of April 1, 2025, partially offset by the appreciation of JPY.

Rental Services Revenue

The rental services revenue for the six months ended June 30, 2025 increased to $12,491,690 by $5,420,576, or 76.66%, from $7,071,114 for the same period in 2024. This increase was mainly due to opening of new clinics resulting in the increased demand for medical equipment from new clinics and replacing laser hair removal equipment from existing clinics as well as the appreciation of JPY.

Others

The other revenues for the six months ended June 30, 2025 decreased to $8,513,012 by $3,496,613, or 29.12%, from $12,009,625 for the same period in 2024. This decrease was mainly due to the disposal of its subsidiaries, Kijimadairakanko Inc. and Skynet Academy Co., Ltd., in December 2024, offset by revenues from Aesthetic Healthcare Holdings Pte. Ltd. and its subsidiaries, which were acquired in November 2024.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2025 was $22,943,887 compared to $28,971,072 for the same period in 2024. The decrease was mainly due to the Company’s effort of the cost reduction, as well as the discontinuation of clinic operation supporting services provided by Shobikai Sub to MCs since the third quarter of 2024, and the Company then terminated the employment of the related staff. As a result, cost of revenues decreased overall, despite a partial offset from higher purchase costs resulting from replacing laser hair removal equipment from MCs.

Gross Profit

Gross profit for the six months ended June 30, 2025 was $67,743,661 compared to $78,939,050 for the same period in 2024. The decrease in gross profit by $11,195,389 or 14.18% was mainly due to the decrease in franchising revenue and management services revenue with relatively high gross margin as a result of the factors described above.

Operating Expenses

Operating expenses for the six months ended June 30, 2025 and 2024 were as follows:

	For the Six Months Ended June 30,		Variance
	2025	2024	Amount	%
Salaries and welfare	$13,207,259	$14,386,288	$(1,179,029)	(8.20)%
Depreciation and amortization expense	933,168	1,227,358	(294,190)	(23.97)%
Consulting and professional service fees	7,176,118	5,208,876	1,967,242	37.77%
Advertising expense	1,656,099	934,724	721,375	77.18%
Taxes and dues	837,279	249,334	587,945	235.81%
Recruiting expense	386,624	1,248,122	(861,498)	(69.02)%
Lease expense	1,199,327	1,233,930	(34,603)	(2.80)%
Office, utility and other expenses	3,591,521	2,698,973	892,548	33.07%
Total	$28,987,395	$27,187,605	$1,799,790	6.62%

The operating expenses increased to $28,987,395 for the six months ended June 30, 2025 by $1,799,790, or 6.62%, from $27,187,605 for the same period in 2024. The increase was mainly due to the increase in office, utility and other expenses, and consulting and professional service fees, partially offset by the decrease in salaries and welfare.

Consulting and professional service fees increased by $1,967,242, or 37.77%, to $7,176,118 for the six months ended June 30, 2025 from $5,208,876 for the same period in 2024, mainly due to the increase in legal, tax, and market research expenses associated with the Company’s listing.

Office, utility and other expenses increased by $892,548, or 33.07%, to $3,591,521 for the six months ended June 30, 2025 from $2,698,973 for the same period in 2024, mainly due to the large-scale replacement of office supplies during the quarter.

Salaries and welfare decreased by $1,179,029, or 8.20%, to $13,207,259 for the six months ended June 30, 2025 from $14,386,288 for the same period in 2024, mainly due to the disposal a subsidiary, Kijimadairakanko Inc. in December 2024 and the decrease for the compensation to the director and CEO of the Company.

Other Income (Expenses)

Other income (expenses) for the six months ended June 30, 2025 and 2024, were as follows:

	For the Six Months Ended June 30,		Variance
	2025	2024	Amount	%
Interest income	$78,215	$29,333	$48,882	166.65%
Interest expense	(55,858)	(10,432)	(45,426)	435.45%
Other income	185,099	655,972	(470,873)	(71.78)%
Other expenses	(2,829,724)	(1,951,292)	(878,432)	45.02%
Gain on redemption of life insurance policies	8,746,138	—	8,746,138	100.00%
Change in fair value of cryptocurrencies	111,632	—	111,632	100.00%
Gain on disposal of subsidiary	—	3,813,609	(3,813,609)	(100.00)%
Total	$6,235,502	$2,537,190	$3,698,312	145.76%

Other income (expenses), net was $6,235,502 for the six months ended June 30, 2025 compared to $2,537,190 for the same period in 2024. The increase in other income (expense) by $3,698,312 or 145.76% was mainly due to a gain on redemption of life insurance policies of $8,746,138 in 2025, and the absence in 2025 of a gain on disposal of subsidiary of $3,813,609 recognized in 2024. In addition, the other income was $185,099 for the six months ended June 30, 2025, as compared to $655,972 for the six months ended June 30, 2024, mainly due to the decrease in the foreign exchange gains. The other expense was $2,829,724 for the six months ended June 30, 2025, as compared to $1,951,292 for the six months ended June 30, 2024, mainly due to the increase in the foreign exchange losses arising from intercompany loan balances between the Company and its subsidiary. Change in fair value of cryptocurrencies was $111,632 for the six months ended June 30, 2025, as compared to nil for the six months ended June 30, 2024, due to the Company purchased cryptocurrencies in the six months ended June 30, 2025, which resulted in the fair value change of the cryptocurrencies during the current period.

Income Tax Expense

Income tax expense for the six months ended June 30, 2025 was $21,059,966 compared to $16,981,094 for the same period in 2024. The increase in income tax expense by $4,078,872 or 24.02% was mainly due to the increase of deferred tax expenses recognized and the appreciation of JPY.

The effective tax rate was 46.81% and 31.28% for the six months ended June 30, 2025 and 2024, respectively. The increase of 15.53 percentage points was mainly due to the deemed contribution in connection with the price modification on disposal of an aircraft to General Incorporated Association SBC, an entity controlled by the CEO of the Company, who is also the controlling shareholder of the Company, which was treated as a taxable gain under the Japanese tax law for the six months ended June 30, 2025.

Net Income

As a result of the foregoing, we reported a net income of $23,931,802 for the six months ended June 30, 2025, representing a decrease of $13,375,739 or 35.85% from $37,307,541 for the six months ended June 30, 2024.

Net Income (Loss) Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests was $28,884 for the six months ended June 30, 2025, as compared to net income attributable to non-controlling interests of $65,381 for the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $152,740,882 in cash and cash equivalents compared to $125,044,092 as of December 31, 2024. In addition, the Company had $51,271,211 in accounts receivable as of June 30, 2025 compared to $30,260,113 as of December 31, 2024. The Company’s accounts receivable includes balances due from customers for the services and goods provided by the Company and accepted by customers.

As of June 30, 2025, the Company’s working capital balance was $180,660,427. In assessing liquidity, management monitors and analyzes the Company’s cash and cash equivalents, ability to generate sufficient future earnings, and operating and capital investment commitments. The Company believes that its current cash and cash equivalents from operations and borrowings from banks will be sufficient to meet its working capital needs for the next 12 months from the date of issuance of the unaudited financial statements included in this Quarterly Report.

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

Cash Flows for the six months ended June 30, 2025 and 2024

The following table provides a summary of our cash flows for the periods indicated.

	For the Six Months Ended June 30,		Variance
	2025	2024	Amount	%
Net cash provided by (used in) operating activities	$(6,411,168)	$22,874,760	$(29,285,928)	(128.03)%
Net cash provided by (used in) investing activities	15,397,998	(9,405,716)	24,803,714	(263.71)%
Net cash provided by (used in) financing activities	6,901,719	(109,341)	7,011,060	(6,412.11)%
Effect of exchange rate changes	11,808,241	(12,679,865)	24,488,106	(193.13)%
Net change in cash and cash equivalents	27,696,790	679,838	27,016,952	3,974.03%
Cash and cash equivalents as of the beginning of the period	125,044,092	103,022,932	22,021,160	21.38%
Cash and cash equivalents as of the end of the period	$152,740,882	$103,702,770	$49,038,112	47.29%

Operating Activities

Net cash used in operating activities was $6,411,168 for the six months ended June 30, 2025, mainly derived from net income of $23,931,802 for the period, reconciled by a gain on redemption of life insurance policies of $8,746,138 and deferred income tax expense of $7,452,983, and net changes in operating assets and liabilities, which mainly included an increase in accounts receivable - related parties of $17,039,113, an increase in finance lease receivables – related parties of $6,482,967, a decrease in customer loans receivable of $8,081,703, an increase accounts payable to related parties - current of $2,455,865, a decrease in notes and other payables - related parties of $5,031,570, a decrease in advances from customers – related parties of $2,363,891, a decrease in income tax payable of $6,030,526, and a decrease in accrued liabilities and other current liabilities of $2,508,035.

Net cash provided by operating activities was $22,874,760 for the six months ended June 30, 2024, mainly derived from net income of $37,307,541 for the period, reconciled by a gain on disposal of subsidiary of $3,813,609, deferred income taxes of $3,322,728, and net changes in operating assets and liabilities, which mainly included a decrease in accounts receivable – related parties of $5,843,499, a decrease in customer loans receivable of $7,521,267, a decrease in accounts payable of $8,960,556, a decrease in notes and other payables – related parties of $5,101,368, a decrease in advance from customers – related parties of $4,663,233, a decrease in accrued liabilities and other current liabilities of $4,444,172 and an increase in income tax payable of $5,462,133.

Investing Activities

During the six months ended June 30, 2025, net cash provided by investing activities of $15,397,998 was mainly the result of proceeds from redemption of life insurance policies of $17.7 million, offset by the payments made on behalf of related parties of $1.8 million.

During the six months ended June 30, 2024, net cash used in investing activities of $9,405,716 was mainly the result of payments made on behalf of a related parties of $5.2 million, purchase of convertible note of $1.7 million, purchase of property and equipment of $1.6 million, and disposal of subsidiary, net of cash disposed of $0.8 million.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities of $6,901,719 was mainly due to the deemed contribution in connection with the price modification on disposal of property and equipment of $9.7 million, offset by repurchase of common stock of $2.4 million.

During the six months ended June 30, 2024, net cash used in financing activities of $109,341 was mainly due to the repayments of long-term loans of $0.06 million.

Recent Developments

One Big Beautiful Bill Act

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

Share Repurchase Program

See PART II — OTHER INFORMATION, ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS for information regarding the Company’s share repurchase program.

Contractual Obligations

Lease Agreements

The Company holds a significant number of leases classified as operating leases for offices and sublease purposes, and finance leases for certain medical equipment.

As of June 30, 2025, the future maturity of lease liabilities is as follows:

Years ending December 31,	Finance Lease	Operating Lease
Remaining of 2025	$83,804	$2,424,090
2026	134,201	1,644,921
2027	77,234	471,460
2028	43,778	141,390
2029	7,095	132,086
Thereafter	—	59,765
Total undiscounted lease payments	346,112	4,873,712
Less: imputed interest	(20,051)	(41,325)
Total lease liabilities	$326,061	$4,832,387

Bank and Other Borrowings

The Company borrowed loans from various banks and a financial institution for working capital purpose.

As of June 30, 2025, future minimum borrowing payments are as follows:

Years ending December 31,	Principal Repayment
Remaining of 2025	$31,818
2026	69,420
2027	6,999,688
2028 and thereafter	—
Total	$7,100,926

Off-Balance Sheet Arrangements (Off-Balance Sheet Transactions)

There are no off-balance sheet arrangements as of June 30, 2025 and December 31, 2024.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure due to identification of material weaknesses.

Despite the identified material weaknesses, we believe that our unaudited consolidated financial statements and other information contained in this Quarterly Report fairly present, in all material respects, our financial condition, and results of operations for the periods presented.

We remain committed to ongoing improvements in our disclosure controls and internal control over financial reporting, including execution of the remediation plan disclosed under “Part II, Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025. The material weaknesses previously identified in the Annual Report remained un-remediated as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no material changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the three months ended June 30, 2025, we purchased common stock as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2025 – April 30, 2025	—	$—	—	$—
May 1, 2025 – May 31, 2025	78,156	4.38	78,156	4.7
June 1, 2025 – June 30, 2025	434,653	4.71	434,653	2.6
Total	512,809		512,809

On May 15, 2025, the Company announced the initiation of a share repurchase program for up to $5 million in shares of common stock for the period from May 20, 2025 through May 20, 2026. The Board of Directors authorized repurchases in open market transactions, including under a Rule 10b5-1 trading plan and in accordance with Rule 10b-18 under the Exchange Act. All share repurchases set forth above were made using cash resources. On July 22, 2025, the Company completed its previously announced share repurchase program. Under the program, the Company repurchased an aggregate of 1,034,308 shares of its common stock for a total cash consideration of approximately $ 5 million, exhausting the full authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

On June 22, 2025, Yoshiyuki Aikawa, our Chief Executive Officer and Chairman, adopted a Rule 10b5-1 trading arrangement, which provides for the potential sale of up to 1,030,000 shares of the Company’s common stock. Dr. Aikawa’s 10b5-1 plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and unless otherwise terminated pursuant to its terms, provides for sales from September 22, 2025 to September 22, 2026 or an earlier date on which all shares thereunder are sold.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated January 31, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 2, 2023).
2.2	First Amendment to the Agreement and Plan of Merger, dated April 26, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 1, 2023).
2.3	Second Amendment to the Agreement and Plan of Merger, dated May 30, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital, Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on June 2, 2023).
2.4	Third Amendment to the Agreement and Plan of Merger, dated June 15, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on June 16, 2023).
2.5	Amended and Restated Agreement and Plan of Merger, dated June 21, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K on June 22, 2023).
2.6	First Amendment to the Amended and Restated Agreement and Plan of Merger, dated September 8, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Medical Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on September 11, 2023).
2.7	Second Amendment to the Amended and Restated Agreement and Plan of Merger, dated October 26, 2023, by and among Pono Capital Two Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to Form 8-K filed on October 26, 2023).
2.8	Third Amendment to the Amended and Restated Agreement and Plan of Merger, dated December 28, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by on December 29, 2023).
2.9	Fourth Amendment to the Amended and Restated Agreement and Plan of Merger, dated April 22, 2024, by and among Pono Capital, Two Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital, Two Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on April 23, 2024).
3.1	Fifth Amended and Restated Certificate of Incorporation of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 18, 2025)[2].
3.2	Amended and Restated Bylaws of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September 20, 2024).
10.1	Amended and Restated Executive Employment Agreement between SBC Medical Group Holdings Incorporated and Yuya Yoshida, dated as of April 28, 2025 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K/A filed on May 9, 2025)[3].
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

2 NTD: replace hyperlink: https://www.sec.gov/ix?doc=/Archives/edgar/data/1930313/000164117225015572/form8-k.htm

3 NTD: add hyperlink: https://www.sec.gov/Archives/edgar/data/1930313/000164117225009366/ex10-9.htm Miki’s employment agreement was also filed with the 10-K/A but I don’t think that was required since Miki is not an NEO. To discuss.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Medical Group Holdings Incorporated

Dated: August 13, 2025		/s/ Yuya Yoshida
	Name:	Yuya Yoshida
	Title:	Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

