Form 10-Q
period 2025-09-30
SBC Medical Group Holdings Inc
filed 2025-11-14
CIK 1930313

Ta

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 102,576,943 shares of Common Stock outstanding.

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

•
future financial performance of the Company;
•
changes in the market and level of demand for our products and services;
•
the expansion plans and opportunities of the Company;
•
the ability of the Company to access additional capital;
•
the ability of the Company to maintain the listing of the Company’s common stock on Nasdaq;
•
public securities’ potential liquidity and trading;
•
the impact from the outcome of any known and unknown litigation;
•
the ability of the Company to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;
•
expectations regarding future expenditures of the Company;
•
the future mix of revenue and effect on gross margins of the Company;
•
the attraction and retention of qualified directors, officers, employees and key personnel of the Company;
•
the ability to protect and enhance the Company’s corporate reputation and brand;
•
expectations concerning the relationships and actions of the Company and its affiliates with third parties;
•
the impact from future regulatory, judicial, and legislative changes in the Company’s industry;
•
the ability to locate and acquire complementary products or product candidates and integrate those into the Company’s business;
•
future arrangements with, or investments in, other entities or associations;
•
intense competition and competitive pressures from other companies in the industries in which the Company operates;
•
the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and
•
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

SBC Medical Group Holdings Incorporated

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SBC MEDICAL GROUP HOLDINGS INCORPORATED

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$127,431,318	$125,044,092
Accounts receivable	2,609,108	1,413,433
Accounts receivable – related parties	58,585,273	28,846,680
Inventories	1,677,668	1,494,891
Finance lease receivables, current – related parties	9,757,901	5,992,585
Income tax recoverable	841,677	—
Customer loans receivable, current	11,593,195	10,382,537
Prepaid expenses and other current assets	14,707,082	11,276,802
Total current assets	227,203,222	184,451,020

Non-current assets:
Property and equipment, net	6,995,263	8,771,902
Intangible assets, net	23,302,796	1,590,052
Long-term investments, net	4,608,439	3,049,972
Goodwill, net	4,924,699	4,613,784
Cryptocurrencies	570,286	—
Finance lease receivables, non-current – related parties	14,709,715	8,397,582
Operating lease right-of-use assets	4,886,486	5,267,056
Finance lease right-of-use assets	478,742	—
Deferred tax assets	607,731	9,798,071
Customer loans receivable, non-current	6,553,611	5,023,551
Long-term prepayments	396,242	1,745,801
Long-term investments in MCs – related parties	18,869,390	17,820,910
Other assets	7,256,463	15,553,453
Total non-current assets	94,159,863	81,632,134
Total assets	$321,363,085	$266,083,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,258,372	$13,875,179
Accounts payable – related parties	2,842,877	659,044
Current portion of long-term loans	3,044,470	96,824
Notes and other payables, current – related parties	1,637,370	26,255
Advances from customers	1,030,416	820,898
Advances from customers – related parties	6,957,477	11,739,533
Income tax payable	766,796	18,705,851
Operating lease liabilities, current	3,545,667	4,341,522
Finance lease liabilities, current	147,603	—
Accrued liabilities and other current liabilities	4,561,978	8,103,194
Due to related party	2,791,808	2,823,590
Total current liabilities	44,584,834	61,191,890

Non-current liabilities:
Long-term loans	18,078,324	6,502,682
Notes and other payables, non-current – related parties	—	5,334
Deferred tax liabilities	7,769,090	926,023
Operating lease liabilities, non-current	1,564,370	1,241,526
Finance lease liabilities, non-current	136,677	—
Other liabilities	1,170,589	1,193,541
Total non-current liabilities	28,719,050	9,869,106
Total liabilities	73,303,884	71,060,996

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEETS — (Continued)

	September 30, 2025	December 31, 2024
Stockholders’ equity:
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—
Common stock ($0.0001 par value, 400,000,000 shares authorized, 103,881,251 and 103,020,816 shares issued, 102,576,943 and 102,750,816 shares outstanding as of September 30, 2025 and December 31, 2024, respectively)	10,388	10,302
Additional paid-in capital	72,196,114	62,513,923
Treasury stock (at cost, 1,304,308 and 270,000 shares as of September 30, 2025 and December 31, 2024, respectively)	(7,749,997)	(2,700,000)
Retained earnings	226,248,329	189,463,007
Accumulated other comprehensive loss	(42,716,542)	(54,178,075)
Total SBC Medical Group Holdings Incorporated stockholders’ equity	247,988,292	195,109,157
Non-controlling interests	70,909	(86,999)
Total stockholders’ equity	248,059,201	195,022,158
Total liabilities and stockholders’ equity	$321,363,085	$266,083,154

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net – related parties	$39,617,548	$51,209,243	$123,819,591	$152,718,488
Revenues, net	3,735,687	1,875,640	10,221,192	8,276,517
Total revenues, net	43,353,235	53,084,883	134,040,783	160,995,005
Cost of revenues (including cost of revenues from related parties of $4,018,377 and $2,039,492 for the three months ended September 30, 2025 and 2024, and $12,144,907 and $7,452,954 for the nine months ended September 30, 2025 and 2024, respectively)	12,741,748	9,845,793	35,685,635	38,816,865
Gross profit	30,611,487	43,239,090	98,355,148	122,178,140

Operating expenses:
Selling, general and administrative expenses (including selling, general and administrative expenses from related parties of $154,063 and nil for the three months ended September 30, 2025 and 2024, and $569,830 and nil for the nine months ended September 30, 2025 and 2024, respectively)	14,730,247	16,597,032	43,717,642	43,784,637
Stock-based compensation	—	12,807,455	—	12,807,455
Total operating expenses	14,730,247	29,404,487	43,717,642	56,592,092

Income from operations	15,881,240	13,834,603	54,637,506	65,586,048

Other income (expenses):
Interest income	120,384	7,950	198,599	37,283
Interest expense	(48,635)	(5,466)	(104,493)	(15,898)
Other income (including other income from related party of $3,069 and nil for the three months ended September 30, 2025 and 2024, and $3,069 and nil for the nine months ended September 30, 2025 and 2024, respectively)	2,526,035	65,922	2,711,134	721,894
Other expenses	(6,564)	(795,158)	(2,836,288)	(2,746,450)
Gain on redemption of life insurance policies	—	—	8,746,138	—
Change in fair value of cryptocurrencies	34,404	—	146,036	—
Gain on disposal of subsidiary	—	—	—	3,813,609
Total other income (expenses)	2,625,624	(726,752)	8,861,126	1,810,438

Income before income taxes	18,506,864	13,107,851	63,498,632	67,396,486

Income tax expense	5,673,538	10,273,384	26,733,504	27,254,478

Net income	12,833,326	2,834,467	36,765,128	40,142,008
Less: net income (loss) attributable to non-controlling interests	8,690	1,573	(20,194)	66,954
Net income attributable to SBC Medical Group Holdings Incorporated	$12,824,636	$2,832,894	$36,785,322	$40,075,054

Other comprehensive income (loss):
Foreign currency translation adjustment	$(6,791,961)	$20,783,646	$11,639,635	$1,543,245
Total comprehensive income	6,041,365	23,618,113	48,404,763	41,685,253
Less: comprehensive income attributable to non-controlling interests	10,329	180,093	157,908	110,093
Comprehensive income attributable to SBC Medical Group Holdings Incorporated	$6,031,036	$23,438,020	$48,246,855	$41,575,160

Net income per share attributable to SBC Medical Group Holdings Incorporated
Basic and diluted	$0.12	$0.03	$0.36	$0.42
Weighted average shares outstanding
Basic and diluted	102,642,634	95,095,144	103,139,851	94,495,533

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated Stockholders’	Non- controlling	Total Stockholders’
	Number	Amount	Capital	Number	Amount	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2024	103,020,816	$10,302	$62,513,923	(270,000)	$(2,700,000)	$189,463,007	$(54,178,075)	$195,109,157	$(86,999)	$195,022,158
Issuance of common stock as incentive shares	860,435	86	(86)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	21,502,446	—	21,502,446	(10,496)	21,491,950
Foreign currency translation adjustment	—	—	—	—	—	—	9,834,663	9,834,663	(26,336)	9,808,327
Balance as of March 31, 2025	103,881,251	10,388	62,513,837	(270,000)	(2,700,000)	210,965,453	(44,343,412)	226,446,266	(123,831)	226,322,435
Net income (loss)	—	—	—	—	—	2,458,240	—	2,458,240	(18,388)	2,439,852
Repurchase of common stock	—	—	—	(512,809)	(2,415,262)	—	—	(2,415,262)	—	(2,415,262)
Deemed contribution in connection with price modification on disposal of property and equipment	—	—	9,682,277	—	—	—	—	9,682,277	—	9,682,277
Foreign currency translation adjustment	—	—	—	—	—	—	8,420,470	8,420,470	202,799	8,623,269
Balance as of June 30, 2025	103,881,251	10,388	72,196,114	(782,809)	(5,115,262)	213,423,693	(35,922,942)	244,591,991	60,580	244,652,571
Net income	—	—	—	—	—	12,824,636	—	12,824,636	8,690	12,833,326
Repurchase of common stock	—	—	—	(521,499)	(2,634,735)	—	—	(2,634,735)	—	(2,634,735)
Foreign currency translation adjustment	—	—	—	—	—	—	(6,793,600)	(6,793,600)	1,639	(6,791,961)
Balance as of September 30, 2025	103,881,251	$10,388	$72,196,114	(1,304,308)	$(7,749,997)	$226,248,329	$(42,716,542)	$247,988,292	$70,909	$248,059,201

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 — (Continued)

	Common Stock		Additional Paid-in	Treasury Stock	Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated Stockholders’	Non- controlling	Total Stockholders’
	Number	Amount	Capital	Receivable	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2023	94,192,433	$9,419	$36,879,281	$—	$142,848,732	$(37,578,255)	$142,159,177	$1,651,072	$143,810,249
Disposal of subsidiary	—	—	—	—	—	—	—	(1,221,795)	(1,221,795)
Net income (loss)	—	—	—	—	18,757,752	—	18,757,752	(7,536)	18,750,216
Foreign currency translation adjustment	—	—	—	—	—	(10,109,388)	(10,109,388)	(84,464)	(10,193,852)
Balance as of March 31, 2024	94,192,433	9,419	36,879,281	—	161,606,484	(47,687,643)	150,807,541	337,277	151,144,818
Net income	—	—	—	—	18,484,408	—	18,484,408	72,917	18,557,325
Foreign currency translation adjustment	—	—	—	—	—	(8,995,632)	(8,995,632)	(50,917)	(9,046,549)
Balance as of June 30, 2024	94,192,433	9,419	36,879,281	—	180,090,892	(56,683,275)	160,296,317	359,277	160,655,594
Reverse recapitalization, net of transaction costs	5,080,820	508	8,407,380	—	—	—	8,407,888	—	8,407,888
Issuance of common stock to settle convertible note	270,000	27	2,699,973	(2,700,000)	—	—	—	—	—
Issuance of common stock as incentive shares	339,565	34	(34)	—	—	—	—	—	—
Stock-based compensation	—	—	12,807,455	—	—	—	12,807,455	—	12,807,455
Issuance of common stock from exercise of stock warrants	3,137,998	314	31,060	—	—	—	31,374	—	31,374
Net income	—	—	—	—	2,832,894	—	2,832,894	1,573	2,834,467
Foreign currency translation adjustment	—	—	—	—	—	20,605,126	20,605,126	178,520	20,783,646
Balance as of September 30, 2024	103,020,816	$10,302	$60,825,115	$(2,700,000)	$182,923,786	$(36,078,149)	$204,981,054	$539,370	$205,520,424

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,765,128	$40,142,008
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,010,616	2,867,781
Non-cash lease expense	3,436,789	2,908,990
Provision for (reversal of) credit losses	305,963	(127,196)
Stock-based compensation	—	12,807,455
Fair value change of long-term investments	(724,476)	1,682,282
Gain on disposal of subsidiary	—	(3,813,609)
Gain on redemption of life insurance policies	(8,746,138)	—
Loss (gain) on disposal of property and equipment and intangible assets	(414,167)	185,284
Change in fair value of cryptocurrencies	(146,036)	—
Deferred income taxes	9,104,235	(2,154,837)
Changes in operating assets and liabilities:
Accounts receivable	(1,084,316)	(804,000)
Accounts receivable - related parties	(28,031,690)	4,971,911
Inventories	265,052	763,075
Finance lease receivables - related parties	(9,227,612)	(3,430,267)
Customer loans receivable	12,153,263	12,860,220
Prepaid expenses and other current assets	(2,180,695)	902,230
Long-term prepayments	281,666	432,380
Other assets	77,609	(348,178)
Accounts payable	2,549,938	(10,511,619)
Accounts payable - related parties	2,144,314	—
Notes and other payables - related parties	(12,759,536)	(14,030,092)
Advances from customers	161,165	(1,401,437)
Advances from customers - related parties	(5,470,844)	(3,565,778)
Income tax payable	(19,936,155)	(549,446)
Operating lease liabilities	(3,639,887)	(2,971,946)
Accrued liabilities and other current liabilities	(4,096,471)	(9,010,270)
Other liabilities	(93,141)	81,290
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(27,295,426)	27,886,231

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(603,484)	(1,974,285)
Purchase of convertible note	—	(1,700,000)
Prepayments for property and equipment	(838,568)	(843,740)
Advances to related parties	—	(617,804)
Payments made on behalf of related parties	(1,840,801)	(5,245,990)
Purchase of long-term investments	(654,070)	(331,496)
Purchase of cryptocurrencies	(424,250)	—
Cash paid for acquisition of subsidiary, net of cash acquired	(14,861,858)	—
Long-term loans to others	(14,514)	(80,793)
Repayments from related parties	1,911,440	5,990,990
Repayments from others	73,928	62,927
Proceeds from redemption of life insurance policies	17,735,717	—
Disposal of subsidiary, net of cash disposed of	—	(815,819)
Proceeds from disposal of property and equipment	2,755,983	1,971
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,239,523	(5,554,039)

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Nine Months Ended September 30,
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from long-term loans	14,851,980	—
Borrowings from related parties	15,000	—
Proceeds from reverse recapitalization, net of transaction costs	—	11,707,417
Proceeds from exercise of stock warrants	—	31,374
Repayments of long-term loans	(721,874)	(89,448)
Repayments of finance lease liabilities	(310,603)	—
Repayments to related parties	(46,782)	(65,305)
Repurchase of common stock	(4,999,997)	—
Deemed contribution in connection with price modification on disposal of property and equipment	9,682,277	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,470,001	11,584,038

Effect of exchange rate changes	7,973,128	453,908

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,387,226	34,370,138
CASH AND CASH EQUIVALENTS AS OF THE BEGINNING OF THE PERIOD	125,044,092	103,022,932
CASH AND CASH EQUIVALENTS AS OF THE END OF THE PERIOD	$127,431,318	$137,393,070

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$104,493	$15,898
Cash paid for income taxes, net	$37,555,740	$31,332,123

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment transferred from long-term prepayments	$1,428,254	$164,781
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$105,556	$—
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	$612,466	$—
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	$2,646,028	$2,408,752
Payables to related parties in connection with loan services provided	$14,362,902	$20,398,301
Issuance of common stock as incentive shares	$86	$—
Issuance of common stock from conversion of convertible note	$—	$2,700,000

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

Corporate Structure

As of September 30, 2025, the Company’s major subsidiaries and VIE are as follows:

Name	Place of Incorporation	Date of Incorporation or Acquisition	Percentage of Ownership	Principal Activities
SBC Medical Group, Inc.	US	January 20, 2023	100%	Investment holding
SBC Medical Group Co., Ltd.*	Japan	June 18, 2003	100%	Franchising, procurement, management and rental services
Liesta Co., Ltd.	Japan	December 15, 2020	100%	Real estate brokerage services
SBC Sealane Co., Ltd.	Japan	June 7, 2022	100%	Construction services
SBC Marketing Co., Ltd.	Japan	June 30, 2022	100%	Marketing services
Medical Payment Co., Ltd.	Japan	June 30, 2022	75%	Loan services
SBC Medical Consulting Co., Ltd.	Japan	August 2, 2022	100%	Human resource services
MB Career Lounge Co., Ltd.	Japan	July 17, 2025	100%	Management supporting services
Shoubikai Medical Vietnam Co., Ltd.	Vietnam	August 29, 2013	100%	Cosmetic clinic
SBC Irvine, LLC *	United States	December 27, 2018	100%	Management services for cosmetic clinic in the United States
SBC Healthcare Inc.	United States	December 16, 2019	100%	Management services for cosmetic clinic in the United States
Aesthetic Healthcare Holdings Pte. Ltd.	Singapore	November 20, 2024	100%	Investment holding
Wen & Weng Family Clinic Pte. Ltd. **	Singapore	November 20, 2024	100%	General outpatient medical services
Wen & Weng Medical Group Pte. Ltd. **	Singapore	November 20, 2024	100%	Healthcare-related businesses
Rochor Clinic Pte. Ltd. **	Singapore	November 20, 2024	100%	General outpatient medical services
Dermasolutions Pte. Ltd. **	Singapore	November 20, 2024	100%	Cosmetic and dermatological treatments and products
Dermasolutions Services Pte. Ltd. **	Singapore	November 20, 2024	100%	Cosmetic services and products
SBC MEDICAL APAC PTE, LTD.	Singapore	March 26, 2025	100%	Asia-Pacific regional headquarters
Aikawa Medical Management, Inc.	United States	May 10, 2017	VIE	Management services for cosmetic clinic in the United States

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

Since the not-for-profit entities scope exception to the variable interest model is applicable to the MCs, the Company evaluates its business relationship, franchisor-franchisee agreements and/or services agreements with the MCs in Japan under the voting model. The Company has concluded that consolidation of the MCs is not appropriate for the periods presented as it does not have a majority voting interest in the Members of the MCs nor does it have a controlling financial interest in the MCs. The equity interests in the MCs held by the Company are recorded as long-term investments in MCs — related parties on the unaudited consolidated balance sheets. The transactions between the Company and the MCs are disclosed in Note 18 — Related Party Transactions.

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

Translation of amounts from local currency of the Company into US$1 has been made at the following exchange rates:

	September 30, 2025	September 30, 2024
Current JPY:US$1 exchange rate	148.0770	142.8410
Average JPY:US$1 exchange rate	148.1284	151.1271

(c) Use of Estimates

In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, useful lives and impairment of long-lived assets, impairment of goodwill, impairment of long-term investments in MCs — related parties, valuation allowance of deferred tax assets, uncertain income tax positions, the recognition and measurement of impairment of investments in securities, fair value and impairment of intangible assets, allowance for credit losses and implicit interest rate of operating and finance leases. Management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results could differ from those estimates.

(d) Business Combinations and Asset Acquisitions

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

(e) Customer Loans Receivable, and Notes and Other Payables — Related Parties

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

The Company records the customer loans receivables at gross loan receivables less unamortized costs of issuance fees or discounts, which are amortized over the life of the loan to interest income. The Company generated interest income of $326,049 and $308,053 for the three months ended September 30, 2025 and 2024, respectively, and generated interest income of $914,692 and $798,263 for the nine months ended September 30, 2025 and 2024, respectively, from the loan services, which were included in revenues.

Management periodically evaluates individual End Customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Customer loans receivable is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the three months ended September 30, 2025 and 2024, the Company recorded $22,211 and nil allowance for doubtful accounts, respectively, for customer loans receivable. During the nine months ended September 30, 2025 and 2024, the Company recorded $375,963 and nil allowance for doubtful accounts, respectively, for customer loans receivable.

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

(f) Cryptocurrencies

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

(g) Intangible Assets, Net

Intangible assets with an indefinite life are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired.

Intangible assets with finite lives are initially recorded at cost and amortized on a straight-line basis over the estimated economic useful lives of the respective assets. Acquired intangible assets from business combinations and asset acquisitions are recognized and measured at fair value at the time of acquisition. Those assets represent assets with finite lives are further amortized on a straight-line basis over the estimated useful lives of the respective assets.

The estimate useful lives of intangible assets are as follows:

Useful Life
Patent use right	16 years
Trademark	20 years
Customer relationships	3 – 4 years
Service agreement	25 years
Others	3 years

(h) Goodwill, Net

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

(i) Impairment of Long-lived Assets Other Than Goodwill

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

(j) Long-term Investments, Net

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

(k) Long-term Investments in MCs — Related Parties

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

(l) Leases

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

(m) Revenue Recognition

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

Rental Services Revenue

The Company generates rental income from operating leases and sales-type leases, which is accounted for under ASC Topic 842. Operating lease revenue is generally recognized on straight-line basis over the terms of the lease agreements and sales-type leases revenue is generally recognized on the lease commitment date. Also see Note 2(l).

Other Revenues

The Company generates other miscellaneous revenues such as medicine dispensed sales revenue, brokerage services revenue, construction services revenue, interest income, beauty and health services revenue, etc. These revenues are recognized when the Company satisfies performance obligations.

(n) Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and services and are included in selling, general and administrative expenses. The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the ASC 720-35, “Advertising Costs”. The advertising expenses were $300,675 and $621,759 for the three months ended September 30, 2025 and 2024, respectively, and $1,956,774 and $1,556,483 for the nine months ended September 30, 2025 and 2024, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(o) Concentration of Credit Risk

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

For the nine months ended September 30, 2025, customer A, B and C represent 24%, 24% and 21% of the Company’s total revenues, respectively. For the nine months ended September 30, 2024, customer A, B and C represent 27%, 22% and 24% of the Company’s total revenues, respectively.

As of September 30, 2025, customer A, B and C account for 25%, 26% and 26% of the Company’s total outstanding accounts receivable, respectively. As of December 31, 2024, customer A, B, C and D account for 17%, 28%, 26% and 10% of the Company’s total outstanding accounts receivable, respectively.

For the nine months ended September 30, 2025, no vendor represents more than 10% of the Company’s total purchases. For the nine months ended September 30, 2024, vendor A represents 14% of the Company’s total purchases.

As of September 30, 2025, vendor A, B and C represent 12%, 11% and 11% of the Company’s total outstanding accounts payable. As of December 31, 2024, vendor A and B represent 12% and 15% of the Company’s total outstanding accounts payable, respectively.

(p) Segment Reporting

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

(q) Related Parties and Transactions

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

(r) Fair Value Measurements

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

•
Level 1: quoted prices in active markets for identical assets or liabilities;
•
Level 2: inputs other than Level 1 that are observable, either directly or indirectly; or
•
Level 3: unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

As of September 30, 2025 and December 31, 2024, the carrying values of current assets and current liabilities approximated their fair values reported in the unaudited consolidated balance sheets due to the short-term maturities of these instruments. Debt that bears variable interest rates index to prime also approximates fair value as it reprices when market interest rates change.

Assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are summarized below.

Fair Value Measurements as of September 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at September 30, 2025
Long-term investments:
Equity investments at fair value with readily determinable fair value	$4,003,376	—	—	$4,003,376
Cryptocurrencies:
Bitcoin	$570,286	—	—	$570,286

Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2024
Long-term investments:
Equity investments at fair value with readily determinable fair value	$2,478,531	—	—	$2,478,531
Cryptocurrencies:
Bitcoin	$—	—	—	$—

(s) Stock-Based Compensation

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

(t) Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires entities that hold crypto assets to subsequently measure such assets at fair value with changes recognized in net income each reporting period. This accounting update also improves the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for all entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08 on January 1, 2025. See Note 2(f) and Note 8 for relevant cryptocurrency disclosures.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, and for annual periods beginning after December 15, 2025 for all other entities, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in ASU 2025-05 provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

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

The following amounts and balances of AMM were included in the Company’s unaudited consolidated financial statements as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024:

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$3,328	$41,247
Accounts receivable	17,307	20,076
Prepaid expenses and other current assets	—	32,493
Total Current Assets	20,635	93,816

Property and equipment, net	1,799,372	1,799,372
Loans receivables from subsidiaries of the Company	3,072,945	3,122,157
Other assets	2,276	2,275
Total Non-current Assets	4,874,593	4,923,804
Total Assets	$4,895,228	$5,017,620

LIABILITIES
Current Liabilities
Accounts payable	$18,450	$18,904
Accrued liabilities and other current liabilities	17,824	17,824
Due to related party	2,750,237	2,797,018
Total Current Liabilities	2,786,511	2,833,746

Loan payable to a subsidiary of the Company	8,268,794	8,245,328
Total Non-current Liabilities	8,268,794	8,245,328
Total Liabilities	$11,055,305	$11,079,074

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — VARIABLE INTEREST ENTITY (cont.)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$—	$40,470	$81,472	$229,330
Cost of revenues	$—	$—	$—	$56,510
Total operating expenses	$33,013	$118,009	$197,244	$373,729
Net income (loss)	$(33,013)	$17,461	$(90,772)	$(105,909)

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(80,964)	$(120,365)
Net cash provided by investing activities	$25,000	$95,000
Net cash used in financing activities	$(46,781)	$(64,605)

NOTE 4 — ASSET ACQUISITION

MB Career Lounge, Co., Ltd.

On July 17, 2025, the Company acquired 100% equity interest of MB Career Lounge, Co., Ltd. (“MB Career Lounge”), a company providing management supporting services for medical institutions in Japan as a MSC, with a cash consideration of JPY2,040,000,001 ($14,150,453). The Company incurred transaction costs of JPY140,620,000 ($975,410) directly related to the acquisition, which were capitalized as a component of the net assets acquired.

The acquisition of MB Career Lounge did not meet the definition of a business combination under ASC Topic 805. Accordingly, the Company accounted for the transaction as an asset acquisition. In an asset acquisition, goodwill is not recognized, but rather any excess consideration transferred over the fair value of the net assets acquired is allocated on a relative fair value basis to the identifiable net assets. In addition, related transaction expenses are capitalized and allocated to the net assets acquired on a relative fair value basis.

The following table summarizes the amounts for the MB Career Lounge acquisition which were allocated to the fair value of aggregated net assets acquired:

Cash and cash equivalents	$264,005
Accounts receivable	27,815
Prepaid expense and other current assets	4,339
Long-term prepayments	525
Intangible assets, net	22,597,646
Accounts payable	(16,028)
Accrued liabilities and other current liabilities	(29,904)
Income tax payable	(61,777)
Deferred tax liabilities	(7,660,758)
Net assets acquired	$15,125,863

The assets in the purchase price allocation are stated at fair value based on estimates of fair value using available information and making assumptions management believes are reasonable. The intangible asset identified and valued related to the acquisition is a service agreement. The fair value of the service agreement was determined utilizing the multi-period excess earnings method, which estimates the direct cash flow expected to be generated from the service agreement acquired. The estimated useful life of the intangible asset was determined to be twenty-five years.

The results of operations, financial position and cash flows of MB Career Lounge have been included in the Company’s consolidated financial statements since the date of acquisition.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2025 and December 31, 2024, prepaid expenses and other current assets consist of the following:

	September 30, 2025	December 31, 2024
Advances to suppliers	$13,765,845	$9,693,043
Other receivables*	442,716	1,558,223
Others	498,521	25,536
Total	$14,707,082	$11,276,802

* Represent reimbursement receivables from a business partner and other miscellaneous receivables.

NOTE 6 — FINANCE LEASE RECEIVABLES

As of September 30, 2025 and December 31, 2024, finance lease receivables consist of the following:

	September 30, 2025	December 31, 2024
Future minimum lease payments receivable	$24,529,622	$14,427,511
Estimated residual value	—	—
Gross finance lease receivables	24,529,622	14,427,511
Less: unearned interest income	(62,006)	(37,344)
Finance lease receivables	$24,467,616	$14,390,167
Finance lease receivables, current	$9,757,901	$5,992,585
Finance lease receivables, non-current	$14,709,715	$8,397,582

As of September 30, 2025, maturities of the Company’s gross finance lease receivables are as follows:

Years ending December 31,
Remaining of 2025	$2,527,047
2026	12,139,046
2027	9,342,770
2028	520,759
2029 and thereafter	—
Total	$24,529,622

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — PROPERTY AND EQUIPMENT, NET

As of September 30, 2025 and December 31, 2024, property and equipment, net consist of the following:

	September 30, 2025	December 31, 2024
Land	$1,799,372	$2,008,132
Buildings and facilities attached to buildings	5,491,304	5,373,424
Machinery, equipment and automobiles	4,280,396	4,312,270
Aircraft	255,404	3,510,376
Software	6,212,638	4,811,260
Subtotal	18,039,114	20,015,462
Less: accumulated depreciation	(8,402,940)	(8,749,391)
Less: accumulated impairment	(2,640,911)	(2,494,169)
Property and equipment, net	$6,995,263	$8,771,902

Depreciation expense was $452,969 and $745,802 for the three months ended September 30, 2025 and 2024, respectively, and $1,622,009 and $2,061,341 for the nine months ended September 30, 2025 and 2024, respectively.

The Company recognized a gain on disposal of property and equipment of $403,363 and nil for the three months ended September 30, 2025 and 2024, respectively, and $414,167 and $902 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 8 — CRYPTOCURRENCIES

As of September 30, 2025 and December 31, 2024, cryptocurrencies consist of the following:

		September 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Bitcoin	5	$424,250	$570,286	—	$—	$—
Total		$424,250	$570,286		$—	$—

The following table presents a roll-forward of the Company’s cryptocurrencies holdings during the nine months ended September 30, 2025:

Bitcoin Fair Value
Cryptocurrencies at December 31, 2024	$—
Purchases of cryptocurrencies	424,250
Unrealized gain on cryptocurrencies	146,036
Cryptocurrencies at September 30, 2025	$570,286

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INTANGIBLE ASSETS, NET

As of September 30, 2025 and December 31, 2024, intangible assets, net consist of the following:

	September 30, 2025	December 31, 2024
Patent use right	$17,558,432	$16,582,795
Trademarks	1,306,923	1,237,820
Customer relationships	203,681	192,911
Service agreement	22,000,646	—
Others	109,402	159,321
Subtotal	41,179,084	18,172,847
Less: accumulated amortization	(2,512,660)	(2,072,849)
Less: accumulated impairment	(15,363,628)	(14,509,946)
Intangible assets, net	$23,302,796	$1,590,052

Amortization expense was $261,785 and $272,557 for the three months ended September 30, 2025 and 2024, respectively, and $316,230 and $806,440 for the nine months ended September 30, 2025 and 2024, respectively.

Estimated future amortization expense related to intangible assets as of September 30, 2025 is as follows:

Years ending December 31,	Amortization Expense
Remaining of 2025	$261,939
2026	1,047,753
2027	1,047,753
2028	967,377
2029	946,360
Thereafter	19,031,614
Total	$23,302,796

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — LONG-TERM INVESTMENTS, NET

As of September 30, 2025 and December 31, 2024, long-term investments, net consist of the following:

	September 30, 2025	December 31, 2024
Investments in private entities or organizations that do not report NAV per share:
Entities or organizations without observable price changes	$1,820,953	$1,719,770
Investment in a public entity with readily determinable fair value – related party	3,355,065	2,478,531
Investment in a public entity with readily determinable fair value	648,311	—
Less: accumulated impairment	(1,215,890)	(1,148,329)
Long-term investments, net	$4,608,439	$3,049,972

The Company recognized an unrealized gain on long-term investment in a public entity with readily determinable fair value – related party of $1,071,026 and an unrealized loss of $636,725 for the three months ended September 30, 2025 and 2024, respectively, and an unrealized gain of $730,458 and an unrealized loss of $1,682,282 for the nine months ended September 30, 2025 and 2024, respectively.

The Company recognized an unrealized gain on long-term investment in a public entity with readily determinable fair value of $37,973 and an unrealized loss of $5,982 for the three and nine months ended September 30, 2025, respectively.

NOTE 11 — OTHER ASSETS

As of September 30, 2025 and December 31, 2024, other assets consist of the following:

	September 30, 2025	December 31, 2024
Security deposits	$3,092,435	$2,921,855
Corporate-owned life insurance policies	3,445,509	11,563,720
Long-term loans receivable, primarily student loans	553,625	578,995
Others	164,894	488,883
Total	$7,256,463	$15,553,453

NOTE 12 — ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

As of September 30, 2025 and December 31, 2024, accrued liabilities and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
Individual income tax withheld on behalf of employees	$824,643	$859,446
Wages and bonus payables	3,580,469	3,173,679
Consumption tax payable	—	3,827,080
Liabilities assumed in connection with purchase of property and equipment	15,373	25,312
Excise and franchise tax payable	65,095	15,095
Others	76,398	202,582
Total	$4,561,978	$8,103,194

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — LONG-TERM LOANS

As of September 30, 2025 and December 31, 2024, the Company’s long-term loans from banks and other financial institution consist of the following:

Indebtedness	Weighted Average Interest Rate*	Weighted Average Years to Maturity*	September 30, 2025	December 31, 2024
Guaranteed loans
Fixed rate loan	0.00%	0.01	$70,240	$90,274
Variable rate loans	0.39%	0.70	6,826,192	6,473,490
Subtotal	0.39%	0.71	6,896,432	6,563,764

Unsecured loan
Fixed rate loan	—	—	—	35,742
Variable rate loans	0.54%	3.21	14,226,362	—
Subtotal	0.54%	3.21	14,226,362	35,742

Total long-term loans	0.93%	3.92	21,122,794	6,599,506

Less: current portion			(3,044,470)	(96,824)
Non-current portion			$18,078,324	$6,502,682

* Pertained to information for loans outstanding as of September 30, 2025.

The Company borrowed loans from various banks and a financial institution for working capital purposes.

Interest expense was $44,851 and $5,466 for the three months ended September 30, 2025 and 2024, respectively, and $95,486 and $15,898 for the nine months ended September 30, 2025 and 2024, respectively.

The guarantee information of the Company’s outstanding loans as of September 30, 2025 and December 31, 2024 consists of the following:

	September 30, 2025	December 31, 2024
Co-guaranteed by CEO of subsidiaries within the Company’s organizational structure and Tokyo Credit Guarantee Association	$143,189	$185,766
Guaranteed by a subsidiary within the Company’s organizational structure	$6,753,243	$6,377,998

As of September 30, 2025, future minimum payments for long-term loans are as follows:

Years ending December 31,	Principal Repayment
Remaining of 2025	$757,633
2026	3,041,796
2027	9,788,975
2028	2,974,209
2029	2,974,209
Thereafter	1,585,972
Total	$21,122,794

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — LEASES — AS A LESSEE

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

During the nine months ended September 30, 2025 and 2024, certain operating leases were guaranteed by related parties of the Company.

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

The components of lease costs are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease costs:
Amortization of finance lease right-of-use assets	$31,457	$—	$72,377	$—
Interest on finance lease liabilities	3,784	—	9,007	—
Total finance lease costs	35,241	—	81,384	—
Operating lease costs	1,259,336	986,723	3,456,842	2,914,366
Short-term lease costs	32,451	59,620	187,779	239,673
Total lease costs	$1,327,028	$1,046,343	$3,726,005	$3,154,039

The following table presents supplemental information related to the Company’s leases:

	For the Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,639,887	$3,107,447
Operating cash flows from finance leases	9,007	—
Financing cash flows from finance leases	310,603	—
Non-cash information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	105,556	—
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	612,466	—
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	2,646,028	2,408,752
Weighted average remaining lease term (years)
Operating leases	1.81	2.05
Finance leases	2.43	—
Weighted average discount rate (per annum)
Operating leases	0.68%	0.19%
Finance leases	5.11%	—

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — LEASES — AS A LESSEE (cont.)

As of September 30, 2025, the future maturity of operating and finance lease liabilities is as follows:

Years ending December 31,	Operating Leases	Finance Leases
Remaining of 2025	$1,177,273	$41,361
2026	2,661,733	132,469
2027	893,682	76,237
2028	235,745	43,213
2029	128,596	7,004
Thereafter	58,186	—
Total undiscounted lease payments	5,155,215	300,284
Less: imputed interest	(45,178)	(16,004)
Present value of lease liabilities	5,110,037	284,280
Less: lease liabilities, current	(3,545,667)	(147,603)
Lease liabilities, non-current	$1,564,370	$136,677

NOTE 15 — INCOME TAXES

United States

SBC Holding, SBC USA, SBC Healthcare Inc., SBC Irvine, LLC, and Aikawa Medical Management, Inc. are incorporated in the United States and subject to federal income tax rate at 21% and California state income tax rate at 6.98%.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have incorporated the provisions that were effective during the third quarter of 2025 and assessed that the impacts did not have a material impact on our consolidated financial statements. We continue to assess any future impacts on our consolidated financial statements and will recognize the income tax effects beginning in the period in which they are effective.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. During the nine months ended September 30, 2025 and 2024, substantially all the taxable income of the Company was generated in Japan. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory rate of approximately 34.69% for the nine months ended September 30, 2025 and 2024.

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

For the nine months ended September 30, 2025 and 2024, the Company’s income tax expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Current	$4,022,286	$9,105,493	$17,629,269	$29,409,315
Deferred	1,651,252	1,167,891	9,104,235	(2,154,837)
Total	$5,673,538	$10,273,384	$26,733,504	$27,254,478

The effective tax rate was 42.10% and 40.44% for the nine months ended September 30, 2025 and 2024, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — SHAREHOLDER'S EQUITY

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

In May 2025, the Company’s board of directors approved a share repurchase plan (“2025 Share Repurchase Program”), authorizing the repurchases of up to $5.0 million of the Company’s common stock. The Company completed the program in July 2025. Under the program, the Company repurchased an aggregate of 1,034,308 shares of common stock for a total cash consideration of approximately $5.0 million, including 521,499 shares of common stock repurchased during the three months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, there were 103,881,251 and 103,020,816 shares issued, 102,576,943 and 102,750,816 shares outstanding, respectively, and no preferred stock issued and outstanding.

Stock-based compensation

The following table summarizes the stock option/warrant activities and related information for the nine months ended September 30, 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2024	4,918,998	$0.0064	10.00	$—
Granted	449,190	0.0001	10.00	—
Additions pursuant to the Pono Merger*	12,134,375	11.50	5.00
Exercised	(3,137,998)	0.01	—	—
Forfeited/Cancelled	(2,230,190)	0.0001	—	—
As of September 30, 2024*	12,134,375	$11.50	5.00	$—

As of January 1, 2025	12,134,375	$11.50	4.80	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
As of September 30, 2025	12,134,375	$11.50	4.05	$—
Vested and exercisable as of September 30, 2025	12,134,375	$11.50	4.05	$—

*

As of September 30, 2024, there were 12,134,375 warrants issued by Pono, prior to the Pono Merger, among which 11,500,000 warrants were issued through its initial public offering (“IPO”) (“Public Warrants”) and 634,375 were issued through a private placement (“Placement Warrants”). Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share at any time commencing on October 17, 2024 until October 17, 2029, or earlier upon redemption or liquidation.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — DISAGGREGATION OF REVENUES

Revenues generated from different revenue streams consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Franchising revenue	$9,929,387	$15,688,528	$35,656,250	$45,425,052
Procurement revenue	13,406,905	17,571,299	43,496,207	44,303,891
Management services revenue	9,462,183	12,110,764	23,328,864	44,471,031
Rental services revenue	6,219,645	4,124,774	18,711,335	11,195,888
Others	4,335,115	3,589,518	12,848,127	15,599,143
Total	$43,353,235	$53,084,883	$134,040,783	$160,995,005

During the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $843,755 and $1,970,889 from the opening balance of advances from customers, respectively; and recognized no revenue from the opening balance of advances from customers — related parties.

As of September 30, 2025 and December 31, 2024, and for the nine months ended September 30, 2025 and 2024, substantially all of our long-lived assets and revenues generated were attributed to the Company’s operations in Japan.

NOTE 18 — RELATED PARTY TRANSACTIONS

The related parties had material transactions for the nine months ended September 30, 2025 and 2024 consist of the following:

Name of Related Parties	Nature of Relationship as of September 30, 2025
Yoshiyuki Aikawa	Controlling shareholder, director and CEO of the Company
Medical Corporation Shobikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Kowakai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Nasukai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Aikeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Jukeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Ritz Cosmetic Surgery	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Junikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Furinkai	The relatives of CEO of the Company being the Members of the MC
Japan Medical & Beauty Inc.	Controlled by the CEO of the Company
SBC Inc.	Controlled by the CEO of the Company
Hariver Inc.	Controlled by the CEO of the Company
Public Interest Foundation SBC Medical Promotion Foundation	The relative of CEO of the Company being a Member of Public Interest Foundation SBC Medical Promotion Foundation
AI Med Inc.	The CEO of the Company is a principal shareholder of AI Med Inc.
SBC Irvine MC	Significantly influenced by the Company
SBC Tokyo Medical University	The CEO of the Company is the chairman of SBC Tokyo Medical University
SBC Shonan Osteopathic Clinic Inc.	The CEO of the Company is a principal shareholder of SBC Shonan Osteopathic Clinic Inc.
General Incorporated Association Taiseikai	The relatives of CEO of the Company being the Members of General Incorporated Association Taiseikai
General Incorporated Association SBC	The CEO of the Company being the Member of General Incorporated Association SBC
Skynet Academy Co., Ltd.	Subsidiary of Hariver, Inc., a company controlled by the CEO of the Company
Kijimadairakanko Inc.	Subsidiary of SBC Inc., a company controlled by the CEO of the Company
Medical Corporation Misakikai	The relatives of CEO of the Company being the Members of the MC
General Incorporated Association Miotokai	The relatives of CEO of the Company being the Members of General Incorporated Association Miotokai
Waqoo, Inc.	The CEO of the Company is a principal shareholder of Waqoo, Inc.
Co-medical Co., Ltd.	The CEO of the Company is a principal shareholder of Co-medical Co., Ltd.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — RELATED PARTY TRANSACTIONS (cont.)

During the three and nine months ended September 30, 2025 and 2024, the transactions with related parties are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues, net	2025	2024	2025	2024
Medical Corporation Shobikai	$10,289,857	$17,432,767	$32,805,049	$43,637,973
Medical Corporation Kowakai	8,663,847	11,847,370	28,686,100	37,846,051
Medical Corporation Nasukai	9,784,466	10,608,288	32,320,003	34,722,269
Medical Corporation Aikeikai	3,380,455	3,911,210	10,669,386	15,025,186
Medical Corporation Jukeikai	1,126,342	1,121,440	3,190,549	4,819,541
Medical Corporation Ritz Cosmetic Surgery	852,589	1,343,935	3,410,800	4,016,818
Japan Medical & Beauty Inc.	10,173	10,063	30,379	29,776
Hariver Inc.	5,087	5,032	15,190	14,888
SBC Inc.	221	324	535	2,166
Public Interest Foundation SBC Medical Promotion Foundation	14	26	55	85
General Incorporated Association SBC	—	498	—	802
SBC Tokyo Medical University	74,946	3,975	91,263	44,792
SBC Shonan Osteopathic Clinic Inc.	—	17,837	—	20,717
Yoshiyuki Aikawa	69	23,244	30,056	77,374
AI Med Inc.	95	519	285	726
SBC Irvine MC	—	278,881	239,538	960,938
Medical Corporation Association Furinkai	3,182,443	3,104,905	8,121,389	7,985,014
Medical Corporation Association Junikai	2,040,455	1,497,395	3,988,976	3,510,845
General Incorporated Association Taiseikai	—	1,534	—	2,527
Skynet Academy Co., Ltd.	6,782	—	20,253	—
Kijimadairakanko Inc.	—	—	78	—
Medical Corporation Misakikai	184,517	—	184,517	—
General Incorporated Association Miotokai	15,190	—	15,190	—
Total	$39,617,548	$51,209,243	$123,819,591	$152,718,488

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Cost of revenues	2025	2024	2025	2024
Medical Corporation Nasukai	$10,980	$—	$76,939	$—
Medical Corporation Aikeikai	836	—	4,578	—
Japan Medical & Beauty Inc.	3,637,091	2,039,492	11,438,827	7,452,954
SBC Tokyo Medical University	61,798	—	245,487	—
Kijimadairakanko Inc.	6,881	—	78,285	—
Waqoo, Inc.	300,479	—	300,479	—
Co-medical Co., Ltd.	312	—	312	—
Total	$4,018,377	$2,039,492	$12,144,907	$7,452,954

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — RELATED PARTY TRANSACTIONS (cont.)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Selling, general and administrative expenses	2025	2024	2025	2024
Medical Corporation Shobikai	$123,331	$—	$478,261	$—
Medical Corporation Kowakai	1,939	—	5,636	—
Medical Corporation Nasukai	2,098	—	17,276	—
Medical Corporation Aikeikai	19,196	—	47,414	—
Medical Corporation Jukeikai	—	—	791	—
Medical Corporation Association Junikai	—	—	337	—
Medical Corporation Association Furinkai	—	—	429	—
SBC Inc.	—	—	7	—
General Incorporated Association SBC	6,333	—	18,513	—
Co-medical Co., Ltd.	1,166	—	1,166	—
Total	$154,063	$—	$569,830	$—

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Other income	2025	2024	2025	2024
Skynet Academy Co., Ltd.	$3,069	$—	$3,069	$—
Total	$3,069	$—	$3,069	$—

As of September 30, 2025 and December 31, 2024, the balances with related parties are as follows:

Accounts receivable	September 30, 2025	December 31, 2024
Medical Corporation Shobikai	$15,386,034	$5,091,430
Medical Corporation Nasukai	15,923,131	8,552,722
Medical Corporation Kowakai	15,876,461	7,742,251
Medical Corporation Aikeikai	6,032,102	3,071,378
Medical Corporation Jukeikai	1,727,954	993,944
Medical Corporation Association Furinkai	1,404,431	1,263,602
Medical Corporation Ritz Cosmetic Surgery	1,534,151	817,283
Medical Corporation Association Junikai	578,993	283,298
SBC Tokyo Medical University	80,379	536
AI Med Inc.	35	33
SBC Inc.	442	137
Public Interest Foundation SBC Medical Promotion Foundation	64	36
SBC Shonan Osteopathic Clinic Inc.	—	4
SBC Irvine MC	—	693,850
Kijimadairakanko Inc.	—	336,176
Medical Corporation Misakikai	35,525	—
General Incorporated Association Miotokai	5,571	—
Total	$58,585,273	$28,846,680

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — RELATED PARTY TRANSACTIONS (cont.)

Finance lease receivables	September 30, 2025	December 31, 2024
Medical Corporation Shobikai	$4,626,376	$1,877,291
Medical Corporation Kowakai	4,601,042	2,490,705
Medical Corporation Nasukai	7,303,110	3,872,683
Medical Corporation Aikeikai	1,795,887	1,047,821
Medical Corporation Ritz Cosmetic Surgery	2,009,829	2,479,771
Medical Corporation Jukeikai	699,403	500,244
Medical Corporation Association Furinkai	1,814,218	1,891,412
Medical Corporation Association Junikai	1,595,407	197,452
SBC Shonan Osteopathic Clinic Inc.	22,344	32,788
Total	24,467,616	14,390,167
Less: current portion	(9,757,901)	(5,992,585)
Non-current portion	$14,709,715	$8,397,582

Due from related party, net	September 30, 2025	December 31, 2024
SBC Irvine MC	$2,766,013	$2,836,013
Less: allowance for credit loss	(2,766,013)	(2,836,013)
Total	$—	$—

Long-term investments in MCs	September 30, 2025	December 31, 2024
Medical Corporation Shobikai	$6,753	$6,378
Medical Corporation Kowakai	6,753	6,378
Medical Corporation Nasukai	6,753	6,378
Medical Corporation Aikeikai	6,753	6,378
Medical Corporation Jukeikai	7,263,511	6,859,913
Medical Corporation Ritz Cosmetic Surgery	11,578,867	10,935,485
Total	$18,869,390	$17,820,910

Accounts payable	September 30, 2025	December 31, 2024
Japan Medical & Beauty Inc.	$2,083,510	$659,044
Medical Corporation Shobikai	175,064	—
Medical Corporation Nasukai	101,259	—
Medical Corporation Kowakai	79,905	—
Medical Corporation Aikeikai	47,243	—
Medical Corporation Jukeikai	6,726	—
Medical Corporation Association Furinkai	16,609	—
Medical Corporation Ritz Cosmetic Surgery	11,060	—
General Incorporated Association SBC	567	—
Waqoo, Inc.	320,792	—
Co-medical Co., Ltd.	142	—
Total	$2,842,877	$659,044

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — RELATED PARTY TRANSACTIONS (cont.)

Advances from customers	September 30, 2025	December 31, 2024
Medical Corporation Shobikai	$3,895,895	$5,076,300
Medical Corporation Kowakai	383,401	1,801,034
Medical Corporation Nasukai	475,795	1,745,069
Medical Corporation Aikeikai	24,812	379,931
Medical Corporation Jukeikai	7,081	140,170
Medical Corporation Ritz Cosmetic Surgery	5,845	45,701
SBC Shonan Osteopathic Clinic Inc.	16,627	16,395
Medical Corporation Association Furinkai	787,891	940,007
Medical Corporation Association Junikai	1,360,130	1,594,926
Total	$6,957,477	$11,739,533

Notes and other payables	September 30, 2025	December 31, 2024
Medical Corporation Shobikai	$263,566	$4,653
Medical Corporation Kowakai	178,975	14,672
Medical Corporation Nasukai	170,790	8,827
Medical Corporation Aikeikai	33,700	2,236
Medical Corporation Jukeikai	16,196	—
Medical Corporation Ritz Cosmetic Surgery	20,416	1,201
General Incorporated Association SBC	953,727	—
Total	1,637,370	31,589
Less: current portion	(1,637,370)	(26,255)
Non-current portion	$—	$5,334

Due to related party	September 30, 2025	December 31, 2024
Yoshiyuki Aikawa	$2,791,808	$2,823,590
Total	$2,791,808	$2,823,590

	For the Nine Months Ended September 30,
Allowance for credit loss movement	2025	2024
Beginning balance	$2,836,013	$3,238,209
Provision for credit loss	—	617,804
Reversal of credit loss	(70,000)	(745,000)
Ending balance	$2,766,013	$3,111,013

The balances of due to and due from related parties represent the outstanding loans to and from related parties, respectively, as of September 30, 2025 and December 31, 2024. These loans are non-secured, interest-free and due on demand.

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

Also see Note 2(a), 10, 13, 14, 17 and 20 for more transactions with related parties.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — SEGMENT REPORTING

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

NOTE 20 — COMMITMENT

As of September 30, 2025 and December 31, 2024, a subsidiary of the Company provided a guarantee on the debt of its CEO in the amounts of $250,489 and $262,095, respectively. As of September 30, 2025 and December 31, 2024, the Company did not record a liability in the unaudited consolidated balance sheets for the guarantee because, based on the management's assessment, it was not probable that the Company would be required to make payments under the guarantee.

NOTE 21 — SUBSEQUENT EVENTS

On November 13, 2025, the Company’s Board of Directors approved proceeding with the acquisition of common shares of Waqoo, Inc. ("Waqoo"), a Japanese company listed on the Tokyo Stock Exchange, from the CEO of the Company and other shareholders of Waqoo until the Company obtains controlling interest in Waqoo. Prior to the plan, the Company held a 9.49% equity interest in Waqoo.

On the same day, the Company entered into a Share Transfer Agreement with its CEO to purchase 989,802 common shares of Waqoo in cash of JPY1,430,263,890 (approximately $9.2 million), representing a 26.58% equity interest in Waqoo. The tender offer to other shareholders of Waqoo commenced on November 14, 2025. As a the date of this filing, no purchases have been consummated under the plan.

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

Our wholly owned subsidiary, SBC Medical Group Co., Ltd., a Japan corporation (“SBC Medical Sub”, or “SBC Japan”) is designated as a “medical service corporation” in Japan. In Japan, a medical service corporation is a legal entity that provides management service to “medical corporations”. The management services are conducted through franchisor-franchisee contracts and/or service contracts between SBC Medical Sub and the medical corporations that own all 258 of the treatment centers in Japan as of September 30, 2025. These clinics provide include but are not limited to breast augmentation, liposuction, rejuvenation treatments (including treatment of wrinkles, acne, scars, cellulite, excess fat, discoloration, and signs of aging), laser skin toning and spot removal, eyes double fold surgery, rhinoplasty, treatment of osmidrosis and hyperhidrosis, hair transplants, gynecological formation treatments, laser hair removal, face line surgeries, cosmetical dental procedures, tattoo removal, lasik eye surgery, lateral canthoplasty, brow lift procedures, androgenetic alopecia treatment, and cheek sagging prevention methods. In addition, similar management services are provided to four independently operated clinics.

The Company’s subsidiaries have entered into franchisor-franchisee contracts and service contracts with six medical corporations, consisting of Medical Corporation Shobikai, Medical Corporation Kowakai, Medical Corporation Nasukai, Medical Corporation Aikeikai, Medical Corporation Jukeikai and Medical Corporation Ritz Cosmetic Surgery. In addition, the Company has entered into service contracts since September 2023 with Medical Corporation Association Furinkai and Medical Corporation Association Junikai; and in July 2025 with Medical Corporation Misakikai and General Incorporated Association Miotokai, following the acquisition of MB Career Lounge Co., Ltd. (collectively with the six franchisee medical corporations, the “Medical Corporations and/or General Incorporated Associations” or “MCs”). All of the Medical Corporations and General Incorporated Associations are deemed to be related parties of the Company since relatives of the CEO of the Company are the members* of general meetings of members** of the Medical Corporations or General Incorporated Associations. The CEO of the Company was previously a member* of the six franchisee Medical Corporations until he ceased being a member* in July 2023. The Company, through SBC Medical Sub, owns equity interests*** of the six franchisee medical corporations. Although the Company, through SBC Medical Sub, has an equity interest*** to the rights to receive a distribution of residual assets in proportion to the amount of contribution in certain circumstances as provided in the Japanese Medical Care Act and in the articles of incorporation (except Medical Corporation Association Furinkai, Medical Corporation Association Junikai, Medical Corporation Misakikai and General Incorporated Association Miotokai), the Company or SBC Medical Sub does not have voting control over the corporate actions at general meetings of members** of the Medical Corporations or General Incorporated Associations per the requirements of the Japanese Medical Care Act.

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

Financial Overview

For the three months ended September 30, 2025 and 2024, we generated revenues of $43,353,235 and $53,084,883, respectively, we reported net income attributable to SBC Medical Group Holdings Incorporated of $12,824,636 and $2,832,894, respectively. For the nine months ended September 30, 2025 and 2024, we generated revenues of $134,040,783 and $160,995,005, respectively, we reported net income attributable to SBC Medical Group Holdings Incorporated of $36,785,322 and $40,075,054, respectively, and cash flows provided by (used in) operating activities of $(27,295,426) and $27,886,231, respectively. As of September 30, 2025, we had retained earnings of $226,248,329.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following table summarizes our operating income as reflected in our unaudited consolidated statements of operations and comprehensive income for the three months ended September 30, 2025 and 2024, and presents information regarding amounts and percentage changes during those periods.

	For the Three Months Ended September 30,
	2025		2024		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenues, net (including net revenues provided to related parties)	$43,353,235	100.00%	$53,084,883	100.00%	$(9,731,648)	(18.33)%
Cost of revenues (including cost of revenues from related parties)	12,741,748	29.39%	9,845,793	18.55%	2,895,955	29.41%
Gross profit	30,611,487	70.61%	43,239,090	81.45%	(12,627,603)	(29.20)%
Operating expenses (including selling, general and administrative expenses from related parties)	14,730,247	33.98%	29,404,487	55.39%	(14,674,240)	(49.90)%
Income from operations	15,881,240	36.63%	13,834,603	26.06%	2,046,637	14.79%
Other income (loss) (including other income from related party)	2,625,624	6.06%	(726,752)	(1.37)%	3,352,376	(461.28)%
Income before income taxes	18,506,864	42.69%	13,107,851	24.69%	5,399,013	41.19%
Income tax expense	5,673,538	13.09%	10,273,384	19.34%	(4,599,846)	(44.77)%
Net income	12,833,326	29.60%	2,834,467	5.34%	9,998,859	352.76%
Less: net income attributable to non-controlling interests	8,690	0.02%	1,573	0.00%	7,117	452.45%
Net income attributable to SBC Medical Group Holdings Incorporated	$12,824,636	29.58%	$2,832,894	5.34%	$9,991,742	352.70%

Revenues, Net

Revenues, net generated from different revenue streams consist of the following:

	For the Three Months Ended September 30,		Variance
	2025	2024	Amount	%
Franchising revenue	$9,929,387	$15,688,528	$(5,759,141)	(36.71)%
Procurement revenue	13,406,905	17,571,299	(4,164,394)	(23.70)%
Management services revenue	9,462,183	12,110,764	(2,648,581)	(21.87)%
Rental services revenue	6,219,645	4,124,774	2,094,871	50.79%
Others	4,335,115	3,589,518	745,597	20.77%
Total	$43,353,235	$53,084,883	$(9,731,648)	(18.33)%

Revenues, net, decreased by 18.33% from $53,084,883 for the three months ended September 30, 2024 to $43,353,235 for the three months ended September 30, 2025.

Japanese Yen (“JPY”) against the U.S. dollar appreciated during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The average rate against the dollar was 147.4096 yen for the three months ended September 30, 2025 compared to 148.9730 yen for the same period in 2024. For the three months ended September 30, 2025 and 2024, we generated net revenues of $43,353,235 (JPY6,391 million) and $53,084,883 (JPY7,908 million), respectively, we reported net income of $12,833,326 (JPY1,896 million) and $2,834,467 (JPY379 million), respectively. Overall, the favorable impacts of the period-to-period foreign exchange rate changes on net revenues and net income were $454,958 and $107,787, respectively, for the three months ended September 30, 2025.

The main reasons for the variance of $9,731,648 in revenues, net per revenue stream are as follows:

Franchising Revenue

Franchising revenue for the three months ended September 30, 2025, decreased to $9,929,387 by $5,759,141, or 36.71%, from $15,688,528 for the same period in 2024. This decrease was mainly due to the revision of the fee structure for determining service fees for each clinic of MCs based on the size, scale and performance of each clinic effective as of April 1, 2025, partially offset by the appreciation of JPY.

Procurement Revenue

The procurement revenue for the three months ended September 30, 2025 decreased to $13,406,905 by $4,164,394, or 23.70%, from $17,571,299 for the same period in 2024. This decrease was mainly due to a reduction in orders from MCs for the new types of medical materials, partially offset by the appreciation of JPY.

Management Services Revenue

The management services revenue for the three months ended September 30, 2025 decreased to $9,462,183 by $2,648,581, or 21.87%, from $12,110,764 for the same period in 2024. This decrease was mainly due to (i) the discontinuation of clinic operation staff supporting services that had been provided by Shobikai Sub to MCs since the third quarter of 2024, because the Company completed the merger of Shobikai Sub with and into Lange Sub and the related business license, held by Shobikai Sub, became invalid upon the merger in January 2025, (ii) the decrease in the revenue in connection with customer rewards program offered to customers of the franchisee clinics and (iii) the revision of the fee structure for determining service fees for each clinic of MCs based on the size, scale and performance of each clinic effective as of April 1, 2025, partially offset by revenues from MB Career Lounge Co., Ltd., which was acquired in July 2025 and by the appreciation of JPY.

Rental Services Revenue

The rental services revenue for the three months ended September 30, 2025 increased to $6,219,645 by $2,094,871, or 50.79%, from $4,124,774 for the same period in 2024. This increase was mainly due to the opening of new clinics resulting in the increased demand for medical equipment from new clinics and replacing laser hair removal equipment from existing clinics as well as the appreciation of JPY.

Others

The other revenues for the three months ended September 30, 2025 increased to $4,335,115 by $745,597, or 20.77%, from $3,589,518 for the same period in 2024. This increase was mainly due to revenues from Aesthetic Healthcare Holdings Pte. Ltd. and its subsidiaries, which were acquired in November 2024, offset by the disposal of its subsidiaries, Kijimadairakanko Inc. and Skynet Academy Co., Ltd. in December 2024.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2025 was $12,741,748 compared to $9,845,793 for the same period in 2024. The increase was mainly due to higher purchase costs resulting from replacing laser hair removal equipment from MCs. The increase was partially offset by the discontinuation of clinic operation supporting services provided by Shobikai Sub to MCs since the third quarter of 2024, and the Company then terminated the employment of the related staff.

Gross Profit

Gross profit for the three months ended September 30, 2025 was $30,611,487 compared to $43,239,090 for the same period in 2024. The decrease in gross profit by $12,627,603 or 29.20% was mainly due to the decrease in franchising revenue, procurement revenue and management services revenue with relatively high gross margin as a result of the factors described above.

Operating Expenses

Operating expenses for the three months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended September 30,		Variance
	2025	2024	Amount	%
Salaries and welfare	$6,598,148	$6,842,278	$(244,130)	(3.57)%
Depreciation and amortization expense	710,420	684,926	25,494	3.72%
Consulting and professional service fees	4,413,204	5,070,231	(657,027)	(12.96)%
Advertising expense	300,675	621,759	(321,084)	(51.64)%
Taxes and dues	70,772	151,609	(80,837)	(53.32)%
Recruiting expense	158,019	201,987	(43,968)	(21.77)%
Lease expense	607,885	602,787	5,098	0.85%
Office, utility and other expenses	1,871,124	2,421,455	(550,331)	(22.73)%
Stock-based compensation	—	12,807,455	(12,807,455)	(100.00)%
Total	$14,730,247	$29,404,487	$(14,674,240)	(49.90)%

The operating expenses decreased to $14,730,247 for the three months ended September 30, 2025 by $14,674,240, or 49.90%, from $29,404,487 for the same period in 2024. The decrease was mainly due to the decrease in stock-based compensation, consulting and professional service fees, and office, utility and other expenses.

Stock-based compensation was recognized as an expense for the three months ended September 30, 2024 related to warrants issued to a service provider that supported SBC’s listing process. No such expense was recognized for the three months ended September 30, 2025.

Consulting and professional service fees decreased by $657,027, or 12.96%, to $4,413,204 for the three months ended September 30, 2025 from $5,070,231 for the same period in 2024, mainly due to the decrease in legal, tax, and market research expenses associated with the Company’s listing.

Other Income (Expenses)

Other income (expenses) for the three months ended September 30, 2025 and 2024, were as follows:

	For the Three Months Ended September 30,		Variance
	2025	2024	Amount	%
Interest income	$120,384	$7,950	$112,434	1,414.26%
Interest expense	(48,635)	(5,466)	(43,169)	789.77%
Other income	2,526,035	65,922	2,460,113	3,731.85%
Other expenses	(6,564)	(795,158)	788,594	(99.17)%
Change in fair value of cryptocurrencies	34,404	—	34,404	100.00%
Total	$2,625,624	$(726,752)	$3,352,376	(461.28)%

In particular, the other income was $2,526,035 for the three months ended September 30, 2025, as compared to $65,922 for the three months ended September 30, 2024, mainly due to the increase in an unrealized gain recognized on investment in a public entity with a readily determinable fair value - related party. The other expense was $6,564 for the three months ended September 30, 2025, as compared to $795,158 for the three months ended September 30, 2024, mainly due to a reduction of the foreign exchange losses recognized during the three months ended September 30, 2025. Change in fair value of cryptocurrencies was $34,404 for the three months ended September 30, 2025, as compared to nil for the three months ended September 30, 2024, reflecting from the fair value change of the cryptocurrencies purchased in April 2025 during the current period.

Income Tax Expense

Income tax expense for the three months ended September 30, 2025 was $5,673,538 compared to $10,273,384 for the same period in 2024. The decrease in income tax expense by $4,599,846 or 44.77% was mainly due to the prior-year recognition of $12,807,455 of non-deductible stock-based compensation recognized for the three months ended September 30, 2024, while no such expense was recorded in the three months ended September 30, 2025.

The effective tax rate was 30.66% and 78.38% for the three months ended September 30, 2025 and 2024, respectively. The decrease of 47.72 percentage points was mainly due to the prior-year recognition of $12,807,455 of non-deductible stock-based compensation recognized for the three months ended September 30, 2024, while no such expense was recorded in the three months ended September 30, 2025.

Net Income

As a result of the foregoing, we reported a net income of $12,833,326 for the three months ended September 30, 2025, representing an increase of $9,998,859 or 352.76% from $2,834,467 for the three months ended September 30, 2024.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $8,690 for the three months ended September 30, 2025, as compared to $1,573 for the three months ended September 30, 2024.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our operating income as reflected in our unaudited consolidated statements of operations and comprehensive income for the nine months ended September 30, 2025 and 2024, and presents information regarding amounts and percentage changes during those periods.

	For the Nine Months Ended September 30,
	2025		2024		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenues, net (including net revenues provided to related parties)	$134,040,783	100.00%	$160,995,005	100.00%	$(26,954,222)	(16.74)%
Cost of revenues (including cost of revenues from related parties)	35,685,635	26.62%	38,816,865	24.11%	(3,131,230)	(8.07)%
Gross profit	98,355,148	73.38%	122,178,140	75.89%	(23,822,992)	(19.50)%
Operating expenses (including selling, general and administrative expenses from related parties)	43,717,642	32.62%	56,592,092	35.15%	(12,874,450)	(22.75)%
Income from operations	54,637,506	40.76%	65,586,048	40.74%	(10,948,542)	(16.69)%
Other income (including other income from related party)	8,861,126	6.61%	1,810,438	1.12%	7,050,688	389.45%
Income before income taxes	63,498,632	47.37%	67,396,486	41.86%	(3,897,854)	(5.78)%
Income tax expense	26,733,504	19.94%	27,254,478	16.92%	(520,974)	(1.91)%
Net income	36,765,128	27.43%	40,142,008	24.94%	(3,376,880)	(8.41)%
Less: net income (loss) attributable to non-controlling interests	(20,194)	(0.02)%	66,954	0.04%	(87,148)	(130.16)%
Net income attributable to SBC Medical Group Holdings Incorporated	$36,785,322	27.44%	$40,075,054	24.89%	$(3,289,732)	(8.21)%

Revenues, Net

Revenues, net generated from different revenue streams consist of the following:

	For the Nine Months Ended September 30,		Variance
	2025	2024	Amount	%
Franchising revenue	$35,656,250	$45,425,052	$(9,768,802)	(21.51)%
Procurement revenue	43,496,207	44,303,891	(807,684)	(1.82)%
Management services revenue	23,328,864	44,471,031	(21,142,167)	(47.54)%
Rental services revenue	18,711,335	11,195,888	7,515,447	67.13%
Others	12,848,127	15,599,143	(2,751,016)	(17.64)%
Total	$134,040,783	$160,995,005	$(26,954,222)	(16.74)%

Revenues, net, decreased by 16.74% from $160,995,005 for the nine months ended September 30, 2024 to $134,040,783 for the nine months ended September 30, 2025.

Japanese Yen (“JPY”) against the U.S. dollar appreciated during the nine months ended September 30, 2025, compared to the nine months September 30, 2024. The average rate against the dollar was 148.1284 yen for the nine months ended September 30, 2025 compared to 151.1271 yen for the same period in 2024. For the nine months ended September 30, 2025 and 2024, we generated net revenues of $134,040,783 (JPY19,855 million) and $160,995,005 (JPY24,331 million), respectively, we reported net income of $36,765,128 (JPY5,458 million) and $40,142,008 (JPY6,067 million), respectively. Overall, the favorable impacts of the period-to-period foreign exchange rate changes on net revenues and net income were $2,659,670 and $651,055, respectively, for the nine months ended September 30, 2025.

The main reasons for the variance of $26,954,222 in revenues, net per revenue stream are as follows:

Franchising Revenue

Franchising revenue for the nine months ended September 30, 2025 decreased to $35,656,250 by $9,768,802, or 21.51%, from $45,425,052 for the same period in 2024. This decrease was mainly due to the revision of the fee structure for determining service fees for each clinic of MCs based on the size, scale and performance of each clinic effective as of April 1, 2025, partially offset by the appreciation of JPY.

Procurement Revenue

The procurement revenue for the nine months ended September 30, 2025 decreased to $43,496,207 by $807,684, or 1.82%, from $44,303,891 for the same period in 2024. This decrease was mainly due to the decrease in the orders from MCs for the medical materials which reflected a temporary increase in procurement activities associated with the opening of multiple new clinics in the same period of the prior year.

Management Services Revenue

The management services revenue for the nine months ended September 30, 2025 decreased to $23,328,864 by $21,142,167, or 47.54%, from $44,471,031 for the same period in 2024. This decrease was mainly due to (i) the discontinuation of clinic operation staff supporting services that had been provided by Shobikai Sub to MCs since the third quarter of 2024, because the Company completed the merger of Shobikai Sub with and into Lange Sub and the related business license that was held by Shobikai Sub became invalid upon the completion of the merger in January 2025, (ii) the decrease in the revenue in connection with customer rewards program offered to customers of the franchisee clinics and (iii) the revision of the fee structure for determining service fees for each clinic of MCs based on the size, scale and performance of each clinic effective as of April 1, 2025, partially offset by revenues from MB Career Lounge Co., Ltd., which was acquired in July 2025 and by the appreciation of JPY.

Rental Services Revenue

The rental services revenue for the nine months ended September 30, 2025 increased to $18,711,335 by $7,515,447, or 67.13%, from $11,195,888 for the same period in 2024. This increase was mainly due to the opening of new clinics resulting in the increased demand for medical equipment from new clinics and replacing laser hair removal equipment from existing clinics as well as the appreciation of JPY.

Others

The other revenues for the nine months ended September 30, 2025 decreased to $12,848,127 by $2,751,016, or 17.64%, from $15,599,143 for the same period in 2024. This decrease was mainly due to the disposal of its subsidiaries, Kijimadairakanko Inc. and Skynet Academy Co., Ltd., in December 2024, offset by revenues from Aesthetic Healthcare Holdings Pte. Ltd. and its subsidiaries, which were acquired in November 2024.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2025 was $35,685,635 compared to $38,816,865 for the same period in 2024. The decrease was mainly due to the Company’s effort of the cost reduction, as well as the discontinuation of clinic operation supporting services provided by Shobikai Sub to MCs since the third quarter of 2024, and the Company then terminated the employment of the related staff. As a result, cost of revenues decreased overall, despite a partial offset from higher purchase costs resulting from the demand for replacing laser hair removal equipment from the MCs.

Gross Profit

Gross profit for the nine months ended September 30, 2025 was $98,355,148 compared to $122,178,140 for the same period in 2024. The decrease in gross profit by $23,822,992 or 19.50% was mainly due to the decrease in franchising revenue and management services revenue with relatively high gross margin as a result of the factors described above.

Operating Expenses

Operating expenses for the nine months ended September 30, 2025 and 2024 were as follows:

	For the Nine Months Ended September 30,		Variance
	2025	2024	Amount	%
Salaries and welfare	$19,805,407	$21,228,566	$(1,423,159)	(6.70)%
Depreciation and amortization expense	1,643,588	1,912,284	(268,696)	(14.05)%
Consulting and professional service fees	11,589,322	10,279,107	1,310,215	12.75%
Advertising expense	1,956,774	1,556,483	400,291	25.72%
Taxes and dues	908,051	400,943	507,108	126.48%
Recruiting expense	544,643	1,450,109	(905,466)	(62.44)%
Lease expense	1,807,212	1,836,717	(29,505)	(1.61)%
Office, utility and other expenses	5,462,645	5,120,428	342,217	6.68%
Stock-based compensation	—	12,807,455	(12,807,455)	(100.00)%
Total	$43,717,642	$56,592,092	$(12,874,450)	(22.75)%

The operating expenses decreased to $43,717,642 for the nine months ended September 30, 2025 by $12,874,450, or 22.75%, from $56,592,092 for the same period in 2024. The decrease was mainly due to the decrease in stock-based compensation and salaries and welfare, partially offset by the increase in consulting and professional service fees.

Stock-based compensation was recognized as an expense for the nine months ended September 30, 2024 related to warrants issued to a service provider that supported SBC’s listing process. No such expense was recognized for the nine months ended September 30, 2025.

Salaries and welfare decreased by $1,423,159 or 6.70%, to $19,805,407 for the nine months ended September 30, 2025 from $21,228,566 for the same period in 2024, mainly due to the disposal of a subsidiary, Kijimadairakanko Inc. in December 2024 and the decrease in the compensation to the director and CEO of the Company.

Consulting and professional service fees increased by $1,310,215, or 12.75%, to $11,589,322 for the nine months ended September 30, 2025 from $10,279,107 for the same period in 2024, mainly due to the increase in legal, tax, and market research expenses associated with the Company’s listing.

Other Income (Expenses)

Other income (expenses) for the nine months ended September 30, 2025 and 2024, were as follows:

	For the Nine Months Ended September 30,		Variance
	2025	2024	Amount	%
Interest income	$198,599	$37,283	$161,316	432.68%
Interest expense	(104,493)	(15,898)	(88,595)	557.27%
Other income	2,711,134	721,894	1,989,240	275.56%
Other expenses	(2,836,288)	(2,746,450)	(89,838)	3.27%
Gain on redemption of life insurance policies	8,746,138	—	8,746,138	100.00%
Change in fair value of cryptocurrencies	146,036	—	146,036	100.00%
Gain on disposal of subsidiary	—	3,813,609	(3,813,609)	(100.00)%
Total	$8,861,126	$1,810,438	$7,050,688	389.45%

Other income (expenses), net was $8,861,126 for the nine months ended September 30, 2025 compared to $1,810,438 for the same period in 2024. The increase in other income (expense) by $7,050,688 or 389.45% was mainly due to a gain on redemption of life insurance policies of $8,746,138 in 2025, offset by the gain on disposal of subsidiary of $3,813,609 recognized in the nine months ended September 30, 2024 while no such event recognized in the same period in 2025. In addition, the other income was $2,711,134 for the nine months ended September 30, 2025, as compared to $721,894 for the nine months ended September 30, 2024, mainly due to an unrealized gain recognized on investment in a public entity with a readily determinable fair value - related party. The other expense was $2,836,288 for the nine months ended September 30, 2025, as compared to $2,746,450 for the nine months ended September 30, 2024. Change in fair value of cryptocurrencies was $146,036 for the nine months ended September 30, 2025, as compared to nil for the nine months ended September 30, 2024, due to the Company purchased cryptocurrencies in the nine months ended September 30, 2025, which resulted in the fair value change of the cryptocurrencies during the current period.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2025 was $26,733,504 compared to $27,254,478 for the same period in 2024. The decrease in income tax expense by $520,974 or 1.91% was mainly due to the increase of deferred tax expenses recognized and the appreciation of JPY.

The effective tax rate was 42.10% and 40.44% for the nine months ended September 30, 2025 and 2024, respectively.

Net Income

As a result of the foregoing, we reported a net income of $36,765,128 for the nine months ended September 30, 2025, representing a decrease of $3,376,880 or 8.41% from $40,142,008 for the nine months ended September 30, 2024.

Net Income (Loss) Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests was $20,194 for the nine months ended September 30, 2025, as compared to net income attributable to non-controlling interests of $66,954 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, the Company had $127,431,318 in cash and cash equivalents compared to $125,044,092 as of December 31, 2024. In addition, the Company had $61,194,381 in accounts receivable as of September 30, 2025 compared to $30,260,113 as of December 31, 2024. The Company’s accounts receivable includes balances due from customers for the services and goods provided by the Company and accepted by customers.

As of September 30, 2025, the Company’s working capital balance was $182,618,388. In assessing liquidity, management monitors and analyzes the Company’s cash and cash equivalents, ability to generate sufficient future earnings, and operating and capital investment commitments. The Company believes that its current cash and cash equivalents from operations and borrowings from banks will be sufficient to meet its working capital needs for the next 12 months from the date of issuance of the unaudited financial statements included in this Quarterly Report.

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

The Company evaluates its capital allocation practices with the objective of enhancing shareholder value, while considering performance, the business environment, macroeconomic conditions and other relevant factors. The Company expects to deploy capital for investment opportunities that align with its growth strategy, selectively pursuing prospects in the expanding global medical aesthetics market. Additionally, the Company continues to evaluate alternative methods for deployment of capital, including in the form of dividends to stockholders and repurchases of shares of common stock. The actual timing, manner and value of any such options will depend on several factors, including the market price of our stock, general market and economic conditions, our liquidity requirements, applicable legal requirement and other business considerations.

Cash Flows for the nine months ended September 30, 2025 and 2024

The following table provides a summary of our cash flows for the periods indicated.

	For the Nine Months Ended September 30,		Variance
	2025	2024	Amount	%
Net cash provided by (used in) operating activities	$(27,295,426)	$27,886,231	$(55,181,657)	(197.88)%
Net cash provided by (used in) investing activities	3,239,523	(5,554,039)	8,793,562	(158.33)%
Net cash provided by financing activities	18,470,001	11,584,038	6,885,963	59.44%
Effect of exchange rate changes	7,973,128	453,908	7,519,220	1,656.55%
Net change in cash and cash equivalents	2,387,226	34,370,138	(31,982,912)	(93.05)%
Cash and cash equivalents as of the beginning of the period	125,044,092	103,022,932	22,021,160	21.38%
Cash and cash equivalents as of the end of the period	$127,431,318	$137,393,070	$(9,961,752)	(7.25)%

Operating Activities

Net cash used in operating activities was $27,295,426 for the nine months ended September 30, 2025, mainly derived from net income of $36,765,128 for the period, reconciled by a gain on redemption of life insurance policies of $8,746,138 and deferred income tax expense of $9,104,235, and net changes in operating assets and liabilities, which mainly included an increase in accounts receivable - related parties of $28,031,690, an increase in finance lease receivables – related parties of $9,227,612, a decrease in customer loans receivable of $12,153,263, a decrease in notes and other payables - related parties of $12,759,536, a decrease in advances from customers – related parties of $5,470,844, and a decrease in income tax payable of $19,936,155.

Net cash provided by operating activities was $27,886,231 for the nine months ended September 30, 2024, mainly derived from net income of $40,142,008 for the period, reconciled by stock-based compensation of $12,807,455, a gain on disposal of subsidiary of $3,813,609, and net changes in operating assets and liabilities, which mainly included a decrease in customer loans receivable of $12,860,220, a decrease in accounts payable of $10,511,619, a decrease in notes and other payables – related parties of $14,030,092, and a decrease in accrued liabilities and other current liabilities of $9,010,270.

Investing Activities

During the nine months ended September 30, 2025, net cash provided by investing activities of $3,239,523 was mainly the result of proceeds from redemption of life insurance policies of $17.7 million, offset by the cash paid for acquisition of subsidiary, net of cash acquired of $14.9 million.

During the nine months ended September 30, 2024, net cash used in investing activities of $5,554,039 was mainly the result of payments made on behalf of a related parties of $5.2 million, purchase of convertible note of $1.7 million, purchase of property and equipment of $2.0 million, and disposal of subsidiary, net of cash disposed of $0.8 million, offset by the repayments from related parties of $6.0 million.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities of $18,470,001 was mainly due to the borrowings from long-term loans of $14.9 million and the deemed contribution in connection with the price modification on disposal of property and equipment of $9.7 million, offset by repurchase of common stock of $5.0 million.

During the nine months ended September 30, 2024, net cash provided by financing activities of $11,584,038 was mainly due to the proceeds from reverse recapitalization, net of transaction costs of $11.7 million.

Recent Developments

Acquisition of Waqoo, Inc. (Tender Offer and Privately Negotiated Purchases)

On November 13, 2025, the Board of Directors of the Company approved the commencement of a tender offer (the “Tender Offer”) for shares of the common stock of Waqoo, Inc. (“Waqoo”), a Japanese corporation listed on the Tokyo Stock Exchange Growth Market.

As of the date of this report, the Company owns 353,600 shares of Waqoo, representing approximately 9.49% of Waqoo’s outstanding shares. In addition, the Company’s Chief Executive Officer, Dr. Yoshiyuki Aikawa, personally holds 989,802 shares of Waqoo, representing approximately 26.58% of Waqoo’s outstanding shares.

The following transactions have been structured:

•
Tender Offer: The Company will conduct the Tender Offer for up to 575,000 shares of Waqoo’s common stock, at a price per share to be determined, from November 14, 2025 through December 12, 2025 (20 business days). Settlement of the Tender Offer is expected to take place on December 19, 2025. The tender offer agent will be SBI Securities Co., Ltd.; and
•
Off-Market Transfer: Subject to the settlement of the Tender Offer, the Company will acquire from Dr. Aikawa all 989,802 shares of Waqoo held by him pursuant to a share transfer agreement dated November 13, 2025.

Following completion of the Tender Offer and the off-market transfer, the Company intends to make Waqoo its consolidated subsidiary and Waqoo will become part of the Company’s consolidated group.

Through this transaction, the Company aims to further accelerate Waqoo’s research and development initiatives and to integrate its advanced technologies and expertise within the SBC Group. By leveraging Waqoo’s capabilities, the Group intends to enhance its offerings in clinical areas such as AGA and orthopedics, develop new treatment methods and proprietary services, and strengthen overall competitiveness.

In addition, the Company and Waqoo will jointly promote the development and implementation of skincare products informed by clinical insights, establishing a seamless framework from research to commercialization. Waqoo’s processing and research know-how is also expected to serve as a technological foundation for the Company’s international operations, supporting joint efforts toward the practical realization of regenerative medicine.

Contractual Obligations

Lease Agreements

The Company holds a significant number of leases classified as operating leases for offices and sublease purposes, and finance leases for certain medical equipment.

As of September 30, 2025, the future maturity of lease liabilities is as follows:

Years ending December 31,	Finance Lease	Operating Lease
Remaining of 2025	$41,361	$1,177,273
2026	132,469	2,661,733
2027	76,237	893,682
2028	43,213	235,745
2029	7,004	128,596
Thereafter	—	58,186
Total undiscounted lease payments	300,284	5,155,215
Less: imputed interest	(16,004)	(45,178)
Total lease liabilities	$284,280	$5,110,037

Bank and Other Borrowings

The Company borrowed loans from various banks and a financial institution for working capital purpose.

As of September 30, 2025, future minimum borrowing payments are as follows:

Years ending December 31,	Principal Repayment
Remaining of 2025	$757,633
2026	3,041,796
2027	9,788,975
2028	2,974,209
2029	2,974,209
Thereafter	1,585,972
Total	$21,122,794

Off-Balance Sheet Arrangements (Off-Balance Sheet Transactions)

There are no off-balance sheet arrangements as of September 30, 2025 and December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure due to identification of material weaknesses.

Despite the identified material weaknesses, we believe that our unaudited consolidated financial statements and other information contained in this Quarterly Report fairly present, in all material respects, our financial condition, and results of operations for the periods presented.

We remain committed to ongoing improvements in our disclosure controls and internal control over financial reporting, including execution of the remediation plan disclosed under “Part II, Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025. The material weaknesses previously identified in the Annual Report remained un-remediated as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there have been no material changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

During the three months ended September 30, 2025, we purchased common stock as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2025 – July 31, 2025	521,499	$5.00	521,499	$—
August 1, 2025 – August 31, 2025	—	—	—	—
September 1, 2025 – September 30, 2025	—	—	—	—
Total	521,499		521,499

On May 15, 2025, the Company announced the initiation of a share repurchase program for up to $5 million in shares of common stock for the period from May 20, 2025 through May 20, 2026. The Board of Directors authorized repurchases in open market transactions, including under a Rule 10b5-1 trading plan and in accordance with Rule 10b-18 under the Exchange Act. All share repurchases set forth above were made using cash resources. On July 22, 2025, the Company completed its previously announced share repurchase program. Under the program, the Company repurchased an aggregate of 1,034,308 shares of its common stock for a total cash consideration of approximately $5 million, exhausting the full authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

On September 22, 2025, Yoshiyuki Aikawa, our Chief Executive Officer and Chairman, terminated his previously disclosed Rule 10b5-1 trading arrangement (the "Aikawa Plan"), which provided for the potential sale of up to 1,030,000 shares of the Company’s common stock from September 22, 2025 to September 22, 2026 or an earlier date on which all shares thereunder were to be sold and was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Aikawa Plan was terminated prior to execution of any sales pursuant to such plan.

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

3.1	Fifth Amended and Restated Certificate of Incorporation of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 18, 2025)
3.2	Amended and Restated Bylaws of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September 20, 2024).
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Medical Group Holdings Incorporated

Dated: November 14, 2025		/s/ Yuya Yoshida
	Name:	Yuya Yoshida
	Title:	Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)