Form 10-K
period 2025-12-31
SBC Medical Group Holdings Inc
filed 2026-03-27
CIK 1930313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $48.2 million, calculated by using the closing price of the Registrant’s Common Stock on such date on the Nasdaq Stock Market LLC of $4.64.

The number of shares of registrant’s Common Stock outstanding as of February 28, 2026 was 102,576,943, after deducting 1,304,308 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such proxy statement or Form 10-K/A, in lieu thereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the ability of the Company to compete effectively in a competitive industry;
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
•
changes in applicable laws or regulations; and
•
other factors detailed under “Part I, Item 1A. Risk Factors.”

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

In addition, statements that the Company “believes” and similar statements reflect the Company’s beliefs and opinions on the relevant subject. These statements are based upon information available to the Company as of the date of this Annual Report, and while such party believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and these statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

As a result of a number of known and unknown risks and uncertainties, the actual results or performance of the Company may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause the Company’s actual results to differ include:

•
the outcome of any legal or regulatory proceedings that have been, or may be, instituted in the future against the Company;
•
the ability of the Company to grow and manage growth profitably, maintain relationships with customers, compete within its industry and retain its key employees;
•
risks related to macroeconomic or geopolitical developments;
•
future exchange and interest rates;
•
the risk that the Company fails to maintain an effective system of disclosure controls and internal controls over financial reporting, which could impair the Company’s ability to produce timely and accurate financial statements or comply with applicable regulations; and
•
other risks and uncertainties indicated in this Annual Report, including those under “Part I, Item 1A. Risk Factors” herein, and other filings that have been made or will be made with the SEC by the Company.

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

Summary of Material Risks

•
We are a holding company and depend upon our operating subsidiaries for our cash flows.
•
We may need additional capital to execute our business plans, and additional financing may not be available on favorable terms or at all. If we raise additional capital through equity or debt financings, our stockholders may be diluted and our operations may become subject to additional restrictions.
•
Our business depends significantly on the financial condition, performance and expansion of the MCs, our franchisees and other alliance partners, and we have substantial concentration in a limited number of such partners. We have limited ability to control their operations, their interests may conflict with ours, and their actions or failures to perform may adversely affect our business and expose us to liability.
•
We may not be able to grow our franchise system, compete effectively, manage our growth, or maintain the strength and reputation of our brand.
•
Adverse publicity, misconduct, safety concerns, product recalls, product liability claims, or unethical or non-compliant conduct by us, the MCs, our franchisees and other alliance partners, suppliers, business partners or other third parties could harm our reputation, brand and operating results.
•
Any significant cybersecurity incident, disruption to our operating systems, or failure to safeguard personal information could subject us to significant legal, regulatory, financial, operational and reputational consequences.
•
Uncertainties with respect to the development and use of artificial intelligence in our business may adversely affect our business and reputation.

•
Failure by the MCs, other independently operated clinics and physicians, or our clinics and business partners to comply with applicable laws and regulations, including the Medical Care Act in Japan, privacy and personal information laws, and environmental and work safety laws, could subject us to penalties, damage our reputation and brand, and harm our business and results of operations.
•
Our international operations and expansion outside Japan subject us to additional operational, regulatory, compliance and market risks.
•
We are subject to risks associated with strategic alliances, acquisitions, minority investments and other investments, including acquisitions involving related party transactions, integration challenges, and the risk that such transactions do not achieve their intended strategic or financial benefits.
•
We are involved in litigation from time to time and could incur substantial judgments, fines, legal fees or other costs. We and our subsidiaries have limited insurance coverage, and our operations may be interrupted by utility shortages or stoppages, fire, natural disasters or other calamities at or near our facilities.
•
Challenging macroeconomic conditions, financial or economic crises, and trade tariffs or other trade barriers may adversely affect our franchisees, business partners and customers and could have a material adverse effect on our business, financial condition and results of operations.
•
Our disclosure controls and procedures were not effective as of December 31, 2025, as a result of material weaknesses in our internal control over financial reporting that had not been fully remediated as of that date. Continued or additional control failures could impair our ability to report our financial results timely and accurately or prevent fraud.
•
Nasdaq may delist our securities from trading on its exchange, which could limit investors' ability to make transactions in our securities, reduce liquidity and coverage, and adversely affect our ability to obtain additional financing.

PART I

Item 1. Business.

Unless the context indicates otherwise, any references herein to the “Company”, “we”, “us” and “our” refer to (i) SBC Medical Group, Inc. (formerly known as SBC Medical Group Holdings Incorporated), a Delaware corporation (“Legacy SBC”), and its consolidated subsidiaries and variable interest entity (“VIE”), prior to the consummation of the Business Combination and to (ii) SBC Medical Group Holdings Incorporated, the Combined Entity and its consolidated subsidiaries and VIE following the Business Combination, and reference herein to “Pono” refers to Pono Capital Two, Inc., the predecessor company prior to the consummation of the Business Combination.

Company Overview

History

We were originally incorporated in Delaware on March 11, 2022 under the name “Pono Capital Two, Inc.,” referred to herein as “Pono,” as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

On January 31, 2023, Pono entered into an Agreement and Plan of Merger (as subsequently amended from time to time, the “Merger Agreement”) with Pono Two Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and then a wholly-owned subsidiary of Pono, SBC Medical Group, Inc., then named SBC Medical Group Holdings Incorporated, a Delaware corporation (“Legacy SBC”), Mehana Capital LLC, a Delaware limited liability company (“Sponsor” or “Purchaser Representative”) in its capacity as the representative of the stockholders of Pono, and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of Legacy SBC (“Seller Representative”).

On September 17, 2024, the closing (the “Closing”) of the merger (the “Merger”) and other transactions contemplated thereby (collectively, the “Business Combination”) took place and the Merger was consummated with Merger Sub merging with and into Legacy SBC with Legacy SBC surviving the Merger as a wholly-owned subsidiary of Pono, and Pono then changed its name to SBC Medical Group Holdings Incorporated and on September 17, 2024, Legacy SBC changed its name to SBC Medical Group, Inc.

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

Business Overview

The Company is a management company with offices in Irvine, California and Tokyo, Japan, and, through our subsidiaries, we provide management services to aesthetic clinics in Japan that are owned and operated by medical corporations and other franchisees we support. We also own and operate clinics in Vietnam and Singapore, and we are pursuing U.S. market initiatives primarily through strategic investments and alliances. The history of Legacy SBC began with the establishment of L’Ange Cosmetique Co., Ltd. in 2003 and SBC Japan (formerly Aikawa Medical) in 2017 for the purpose of providing management services to medical corporations and the medical clinics of the medical corporations. The history of the medical corporations and the medical clinics began in 2000 with the opening of Shonan Beauty Clinic in Fujisawa City, Japan, where Dr. Aikawa opened in private practice. Subsequently, Dr. Aikawa opened clinics in Yokohama in 2001 and Shinjuku in 2003, incorporated as Medical Corporation Shobikai in 2004, acquired a medical corporation named Medical Corporation Kowakai in 2009 and Medical Corporation Nasukai in 2009.

The Company and its subsidiaries are primarily focused on providing comprehensive management services to franchisee clinics. These services include advertising and marketing across various platforms (such as social media networks), staff management (such as recruitment and training), booking and reservation services for franchisee clinic customers. We also support franchisee clinics through assistance with employee housing rentals and facility rentals, leasehold improvements and design of clinics, medical equipment and medical consumables procurement (resale), the provision of cosmetic products to clinics for resale to clinic customers, licensure of the use of patent-pending and non-patented medical technologies, trademark and brand use, IT software solutions (including but not limited to remote medical consultations), management of the customer rewards program (customer loyalty point program), and payment tools.

In 2017, we began providing our management services to our franchisee treatment centers. Unless otherwise indicated, the operational metrics in this section are as of December 31, 2025. As of December 31, 2025, the Company and its subsidiaries provided management services to a total of 237 franchisee treatment centers located in Japan, including 5 independently operated clinics in Japan under separate franchise arrangements. In addition, we operate 21 treatment centers in Singapore through Aesthetic Healthcare Holdings (“AHH”) and its subsidiaries. The Company also (i) owned and operated 1 treatment center under its “SBC” brand name in Ho Chi Minh City, Vietnam, as well as (ii) previously provided management services to 1 treatment center under its “SBC” brand name in Irvine, California in the United States (the “CA Clinic”), which was owned and operated by the related party, until it was permanently closed at the end of May 2025, and we no longer provide management services to any clinic in the United States. However, in the United States, we have pursued market entry through a strategic minority equity investment in OT Midco, through which we hold an indirect minority interest in the OrangeTwist business (“OT”), and we may explore potential commercial arrangements with OT on a non-binding basis. OT operates 24 treatment centers across the United States, rather than through directly owned and operated clinics or management service arrangements. Our franchisee treatment centers in Japan, together with our treatment centers in Singapore and Vietnam, provide an array of surgical and non-surgical medical services that vary based upon location, including cosmetic surgery, dermatology, and dentistry. These medical services include but are not limited to breast augmentation, liposuction, rejuvenation treatments (including treatment of wrinkles, acne, scars, cellulite, excess fat, discoloration, and signs of aging), laser skin toning and spot removal, eyes double fold surgery, rhinoplasty, treatment of osmidrosis and hyperhidrosis, hair transplants, gynecological formation treatments, laser hair removal, face line surgeries, cosmetic dental procedures, tattoo removal, lasik eye surgery, lateral canthoplasty, brow lift procedures, androgenetic alopecia treatment, and cheek sagging prevention methods.

To further our growth and global expansion, we have recently completed or announced several strategic transactions and initiatives:

•
In November 2024, we acquired a 100% equity interest in Aesthetic Healthcare Holdings (“AHH”) and its subsidiaries, which are incorporated in Singapore and principally engaged in medical aesthetics business, for cash consideration of SGD$7.8 million (equivalent to approximately US$5.8 million). As a result of this acquisition, we operate clinics in Singapore owned and operated through AHH and its subsidiaries.
•
In July 2025, we acquired 100% equity interest in MB career lounge, Co., Ltd. (“MB career lounge”), a company providing comprehensive management supporting services for medical institutions in Japan, including medical professional recruiting and operational consulting, with a cash consideration of JPY 2,040 million (approximately $14.2 million). In the same month, we appointed Dr. Steven R. Cohen as Medical Strategy Advisor to support our global expansion initiatives and enhance our medical quality and physician training programs.
•
In November 2025, we entered into a consulting agreement with BLEZ ASIA Co., Ltd., which operates more than 20 clinics and pharmacies in Thailand, to support our entry into Thailand, including management support for a new dermatology-focused clinic BLEZ is preparing to open in Bangkok.
•
In December 2025, we acquired a controlling interest in Waqoo, Inc. (“Waqoo”), a company listed on the Tokyo Stock Exchange Growth Market and a medical research and development company specializing in regenerative medicine technologies. We initially conducted a tender offer for Waqoo’s common stock from November 14, 2025 through December 12, 2025, through which we acquired 575,052 shares, or 16.27% of the voting rights. Concurrently, on December 19, 2025, we acquired additional shares through an off-market transaction from Yoshiyuki Aikawa, the Company's CEO, a related party to the Company and the then-largest shareholder of Waqoo, resulting in our total ownership of Waqoo’s voting rights exceeding 50% and Waqoo becoming our consolidated subsidiary.
•
Additionally, on December 29, 2025, we acquired an approximately 18.2% voting interest in OT Midco Holdings, LLC (“OT Midco”), a holding company through which we hold an indirect minority interest in the OrangeTwist, LLC and its subsidiaries (collectively, “OrangeTwist”), a lifestyle medicine and medical aesthetics provider operating treatment centers across the United States, for a total cash consideration of $20 million. In addition, we committed to make an additional cash contribution of $5.0 million in December 2026 for newly issued common units of OT Midco. We account for this investment under the equity method due to our board representation and participation in policy-making processes.
•
As part of our ongoing expansion strategy, we also continuously evaluate other potential investments and acquisitions. For example, in May 2025, we announced that we began reviewing a potential acquisition of Risenet Co., Ltd., and, as of the date of this Annual Report, we have not entered into a definitive agreement.

Since our inception, we have been committed to delivering high quality management services to our franchisee clinics and other alliance clinics. We believe our team of highly qualified and experienced professionals has underpinned our strong reputation as we continue to provide multifaceted management services to our franchisee clinics.

Business Segments

The Company operates in a single operating segment. The Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), is responsible for evaluating performance and allocating resources. Our revenues are primarily derived from providing comprehensive management services to franchisee cosmetic treatment centers, including advertising, staffing, procurement, IT solutions, and the licensing of medical technologies and trademarks. For additional details, see Note 21, “Segment Reporting,” in the accompanying notes to our consolidated financial statements.

Corporate Structure

The Company wholly owns SBC Medical Group, Inc., a Delaware corporation and SBC MEDICAL APAC PTE. LTD., a Singapore corporation that serves as the Asia-Pacific regional headquarters.

The Company’s subsidiary, SBC Medical Group, Inc., primarily operates through 15 wholly owned subsidiaries and three majority owned subsidiaries. The wholly owned subsidiaries consist of SBC Medical Group Co., Ltd., a Japanese corporation (“SBC Medical Sub”), Liesta Co., Ltd., a Japanese corporation (“Liesta”), SBC Sealane Co., Ltd., a Japanese corporation (“SBC Sealane”), SBC Marketing Co., Ltd., a Japanese corporation (“SBC Marketing”), SBC Medical Consulting Co., Ltd., a Japanese corporation (“SBC Medical Consulting”), Shoubikai Medical Vietnam Co. Ltd., a Vietnam corporation (“SBC Vietnam”), SBC Healthcare, Inc., a Delaware corporation (“SBC Healthcare”), SBC Irvine, LLC, a Delaware limited liability company (“SBC Irvine”), Aesthetic Healthcare Holdings Pte., Ltd., a Singapore corporation (“AHH”), Wen & Weng Family Clinic Pte., Ltd., a Singapore corporation (“WWFC”), Wen & Weng Medical Group Pte., Ltd., a Singapore corporation (“WWMG”), Rochor Clinic Pte., Ltd., a Singapore corporation (“RCC”), Dermasolutions Pte., Ltd., a Singapore corporation (“DS”), and Dermasolutions Services Pte., Ltd., a Singapore corporation (“DSS”) and MB career lounge Co., Ltd. (“MB career lounge”). The three majority owned subsidiaries are Medical Payment Co., Ltd., a Japanese corporation (“Med Payment”), Waqoo, Inc., a Japanese corporation (“Waqoo”), and Cell Pro Japan Co., Ltd., a Japanese corporation (“Cell Pro Japan”), which is a wholly owned subsidiary of Waqoo.

The Company also consolidates Aikawa Medical Management, Inc., which is the Company's variable interest entity.

Effective January 1, 2026, the Company effected a merger in which SBC Marketing Co., Ltd. merged with and into SBC Medical Group Co., Ltd. As a result, the separate corporate existence of SBC Marketing Co., Ltd. ceased, with SBC Medical Group Co., Ltd. continuing as the surviving company. Effective January 7, 2026, the Company established SBC Medical M&A Advisory Co., Ltd. to provide healthcare-focused M&A advisory services.

Disposal of SBC Kijimadaira Resort Inc. (“Kijima”) and Skynet Academy Co., Ltd. (“Skynet”)

On December 17, 2024, the Company entered into definitive agreements to sell and transfer all of the shares in its subsidiaries, Kijima and Skynet, to entities owned by Yoshiyuki Aikawa, CEO of the Company, for cash. The Company pursued the transactions to concentrate business and management resources on its main medical business. The disposal of Kijima and Skynet did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results. The transactions closed on December 23, 2024, subject to customary closing conditions. The Company received total cash consideration of one Japanese Yen (less than $0.01) for Kijima and $446,460 for Skynet. In accounting for the disposals, operating results of Kijima and Skynet are included in the Company’s consolidated financial statements up to the disposal date. The difference between (i) the fair value of the net assets disposed and (ii) the consideration received was recognized as an adjustment to Additional Paid-in Capital (“APIC”). No retrospective adjustments have been made to prior-period consolidated financial statements. Following the completion of these transactions, Kijima and Skynet ceased to be subsidiaries of the Company after December 23, 2024. Their financial results are therefore excluded from the Company’s consolidated financial statements for periods subsequent to the disposal date.

Acquisition of AHH

On November 20, 2024, the Company completed the payment of SGD 7.8 million in cash for the acquisition of 100% of the voting equity interest in AHH and its subsidiaries, following the execution of a Share Purchase Agreement with Dr. Ewen Chee Yew Wen, Dr. Lee Tee Kit, Dr. Phua Vanessa Mae, Dr. Charlotte Kim Thomas, and Dr. Gary Si Khin Yuen. AHH is based in Singapore and operates aesthetic medical clinics, family clinics, and quick facial aesthetics outlets. The founder, Dr. Ewen Chee, is known as one of the pioneers in the field of aesthetic medicine in Singapore and is a co-chair of the first Asia Pacific Thread Lift Conference (APEM) and a board-certified physician by the American Academy of Aesthetic Medicine. He is a frequent speaker at international conferences and workshops, and his expertise and knowledge have been featured in numerous scientific publications. AHH’s major brands and number of clinics are The Chelsea Clinics, Gangnam Laser Clinic, SkinGo! and Family clinics. Due to AHH’s fiscal year ending on September 30, the financial results of AHH and its subsidiaries have been included in the Company’s consolidated financial statements with a three-month lag.

Acquisition of MB career lounge Co., Ltd. (“MB career lounge”)

On July 17, 2025, the Company acquired MB career lounge, a Japan-based management support services provider that provides management and operational support services to “JUN CLINIC,” an aesthetic dermatology and plastic-surgery platform.

Acquisition of Waqoo, Inc. (“Waqoo”)

On December 19, 2025, the Company acquired a controlling interest in Waqoo, Inc. (“Waqoo”), a Japanese corporation listed on the Tokyo Stock Exchange Growth Market. The acquisition was conducted through a tender offer by SBC Medical Group Co., Ltd. (“SBC Japan”) from November 14, 2025 through December 12, 2025, in which SBC Japan acquired 575,052 shares, representing 16.27% of the voting rights. Concurrently, SBC Japan acquired additional shares from Yoshiyuki Aikawa, the Company's CEO, a related party to the Company and the then-largest shareholder of Waqoo through an off-market transaction. As a result of these transactions, SBC Japan’s ownership ratio of the voting rights of Waqoo exceeded 50% as of the settlement date of December 19, 2025.

For the fiscal years ended December 31, 2025 and 2024, the Company generated revenues of $173,607,489 and $205,415,542, respectively, reported net income of $51,045,023 and $46,689,892, respectively, and cash flow provided by operating activities of $24,668,496 and $20,582,933, respectively. As of December 31, 2025, the Company had retained earnings of $240,448,620.

Our wholly owned subsidiary, SBC Medical Group Co., Ltd., a Japanese corporation (“SBC Medical Sub”, or “SBC Japan”), is designated as a “medical service corporation” in Japan. In Japan, a medical service corporation is a legal entity that provides management services to “medical corporations”. The management services are conducted through franchisor-franchisee contracts and/or service contracts with the medical corporations and/or general incorporated associations that own and operate domestic franchisee treatment centers in Japan. Separately, we also enter into franchise arrangements with certain independently operated clinics in Japan, which differ in certain respects from our arrangements with the medical corporations. In addition, following the acquisition of MB career lounge in July 2025, the Company, through MB career lounge, provides management and operational support services to Medical Corporation Misakikai and General Incorporated Association Miotokai, and the related revenues are included in the Company’s consolidated revenues.

The Company's subsidiaries have entered into franchisor-franchisee contracts and service contracts (including business consignment agreements of the same nature) with seven medical corporations, consisting of Medical Corporation Shobikai, Medical Corporation Kowakai, Medical Corporation Nasukai, Medical Corporation Aikeikai, Medical Corporation Jukeikai, and Medical Corporation Ritz Cosmetic Surgery, as amended and restated effective as of April 2025, and Medical Corporation Association Furinkai, effective as of June 2025.

In addition, the Company has entered into service contracts since September 2023 with Medical Corporation Association Furinkai and Medical Corporation Association Junikai; and in July 2025 with Medical Corporation Misakikai and General Incorporated Association Miotokai, following the acquisition of MB career lounge Co., Ltd. (collectively with the seven franchisee medical corporations, the “Medical Corporations and/or General Incorporated Associations” or “MCs”).

All of the MCs are deemed to be related parties of the Company since relatives of the CEO of the Company are the members (or shain) of general meetings of members of the MCs. The CEO of the Company was previously a member of the six franchisee MCs until he ceased being a member in July 2023. The Company, through SBC Medical Sub, owns equity interests (or mochibun) of the six franchisee MCs. Although the Company, through SBC Medical Sub, has an equity interest to the rights to receive a distribution of residual assets in proportion to the amount of contribution in certain circumstances as provided in the Japanese Medical Care Act and the articles of incorporation of each of the six MCs, the Company or SBC Medical Sub does not have voting control over the corporate actions at general meetings of members (or shain) of the MCs per the requirements of the Japanese Medical Care Act and the MCs’ articles of incorporation. The Company does not hold equity interests (mochibun) in Medical Corporation Misakikai or General Incorporated Association Miotokai; the Company’s arrangements with these entities are based on service contracts. “Members (or shain) of a general meeting of members (or shain)” means constituent members of the general meeting of members (or shain) of a Japanese Medical Corporation. Each member (or shain) has one voting right. “General meeting of members (or shain)” means one of the organs of a Japanese Medical Corporation and the highest decision-making body of the Medical Corporation, the main duties of which include the election and dismissal of directors (or riji) and auditors (or kanji) of the Medical Corporation, and the approval of financial statements and statutory business reports of the Medical Corporation.

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

Mission

Our primary mission is to provide quality comprehensive management services to the MCs and expand our “Shonan Beauty Clinic” brand. We plan to achieve the mission by maintaining and strengthening our market position and brand in the cosmetic medical treatment management market in Japan, Vietnam, Singapore, while pursuing growth opportunities in the United States through strategic investments and alliances, and by continuing to grow our presence globally. Accordingly, we have entered into franchise agreements and service contracts (including consulting and management service agreements) (collectively, the “Support Agreements”) with the MCs to define the scope of the management services that we provide to the MCs as well as the franchise operational provisions that the MCs must comply with. Separately, we have entered into partner doctor independence support program agreements with certain independent practitioners. The Support Agreements generally have one-year terms and are subject to renewal unless either party provides notice of non-renewal in accordance with the applicable agreement. We receive a portion of our overall compensation for providing management services with the following MCs:

•
Medical Corporation Shobikai: from September 29, 2017
•
Medical Corporation Kowakai: from September 29, 2017
•
Medical Corporation Nasukai: from September 29, 2017
•
Medical Corporation Aikeikai: from September 29, 2017
•
Medical Corporation Jukeikai: from February 21, 2020
•
Medical Corporation Ritz Cosmetic Surgery: from May 31, 2021

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

These factors collectively determine each clinic’s tier classification (e.g., as a small, medium, or large clinic), as defined in the updated service agreement’s appendix. Under this system, each clinic is assigned to an appropriate tier based on its profile, and a corresponding fixed monthly fee is applied according to the schedule set forth in the contract. Notably, clinics offering cosmetic medical services are categorized using a more granular tier system reflecting their scale, with tiers ranging from newly opened clinics in their first year up to “super-large” clinics. In contrast, clinics focusing on other types of medical services (such as dermatology, AGA hair restoration, fertility treatments, or dental and orthopedic care) are classified into the standard small, medium, or large clinic tiers. This tiered approach ensures that service fees are aligned with each clinic’s size and performance, supporting newer and smaller clinics as they grow while accommodating the higher capacities of larger established clinics. Following the acquisition of MB career lounge in July 2025, we entered into new service contracts for the first time with Medical Corporation Misakikai and General Incorporated Association Miotokai.

Material Contracts between the Company and MCs

The Company has entered into Support Agreements (franchise agreements and service contracts) and an SBC Operating Agreement with each of the MCs. Separately, the Company has entered into Partner Doctor Independence Support Program Agreements (“PDISPA”) with certain independent practitioners.

The term of the PDISPA is for a period of 5 years from September 1, 2021, to August 31, 2026. The PDISPA will be renewed under the same terms for successive one-year periods upon conclusion of the initial term unless either party requests in writing to terminate the PDISPA 6 months prior to the expiration date of the PDISPA. Pursuant to the PDISPA, the Company permits such independently operated clinics to use (i) the “Shonan Beauty Clinic” name and (ii) certain trade names associated with our clinic network, including those of Medical Corporation Shobikai, Medical Corporation Kowakai, Medical Corporation Nasukai, Medical Corporation Aikeikai, L’Ange Cosmetique Co., Ltd. and Shobikai Co., Ltd. (collectively, “SBC Medical”). The Company also grants such independently operated clinics the right to use the “SBC Medical Group” name, our know-how of clinic operation, trademarks, trade names, and to provide the treatments designated by the Company and conduct business activities as a partner of the SBC Medical Group under a unified brand image.

PDISPA does not charge a franchise fee or a deposit fee, instead the independently operated clinics are to pay fees to the Company, which are to be calculated as follows: total amount of sales at the clinic multiplied by 12% excluding consumption tax. If the total sales amount exceeds 100,000,000 yen per clinic, the maximum fee amount will be 10,000,000 yen. For the purposes of the PDISPA the total amount of sales means the amount of sales after discounting preferential tickets, and other campaigns and discounts.

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

Under the SBCOA in effect prior to April, 2025, in exchange for the foregoing services, each MC is required to pay the Company 3,000,000 yen per month (excluding consumption tax) for each medical facility at which such MC provides medical services to its clients.

In light of the current challenging competitive environment, we are pursuing a long-term growth strategy aimed at expanding and stabilizing our business foundation by creating an environment that can better facilitate the establishment of new clinics by MCs. In line with this objective, effective April 1, 2025, we amended and renewed the SBCOA with each MC. Under the revised SBCOA, if neither party expresses an intention not to renew the agreement before the expiration of the effective period, the agreement will be renewed for successive one-year periods under the same terms and conditions.

The main revisions include:

1.
Revised Fee Structure
•
First-Year Fee Reduction for Newly Opened Clinics: Fees will be reduced during the first year of operation for newly established clinics, significantly reducing initial cost burdens at a stage when clinics have yet to fully establish their customer base.
•
Fees Based on Service Utilization from the Second Year Onward: Starting from the second year of operation, fees will be calculated based on the scale of services utilized and the operational size of each clinic.
2.
Changes to Provided Consulting Services Following the revision, consulting services provided by the Company to MCs will include:
•
Management consulting for medical corporations and facilities
•
Human resources and labor management services
•
Recruitment-related services
•
General administrative services
•
Information system management services
•
Customer relations services
•
Accounting, finance, and taxation services
•
Legal services
•
Clinic establishment and facilities management services
•
Infrastructure introduction, improvement, and operational support services related to insurance-covered medical treatments

Service Contracts

We entered into service contracts with Medical Corporation Association Furinkai (the service contract regarding operation on November 22, 2023 and the service contract regarding management consulting on November 25, 2023 respectively) and Medical Corporation Association Junikai (the service contract regarding operation and the service contract regarding management consulting both on November 16, 2023). On June 30, 2025, we entered into renewed business consignment agreements with Medical Corporation Association Furinkai and Medical Corporation Association Junikai, each effective as of June 1, 2025, which superseded the prior service contracts.

The scope of work (“SOW”) under the renewed agreements includes management consulting and operational support services (including, among others, marketing support, procurement support for medical equipment and materials, operational process support, human resources and recruitment-related support (for Junikai), and information system management services).

Business Consignment Agreement for Management Consulting and Operational Support Services to Medical Corporation Association Furinkai

The material terms of our renewed business consignment agreement with Medical Corporation Association Furinkai are as follows:

•
Signing Date:
o
June 30, 2025
•
management consulting and operational support services relating to the operation of medical facilities of Medical Corporation Association Furinkai, including:
o
marketing support for developing new clients;
o
selection and procurement support for medical equipment and medical materials;
o
measures to ensure stable performance and increase customer satisfaction through the creation of repeat customers;
o
planning and consulting for management and operational strategies;
o
renewal of existing treatment methods and development of new treatment methods and manuals, and support for implementation;
o
establishment and operation support for systems intended to help ensure medical safety;
o
support for the integration and improvement of accounting and management processes through the introduction of new accounting systems and related tools; and
o
information system management services, including advisory services relating to information security, IT networks, data centers and communication tools, account management, and business process automation support.
•
Effective Period
o
June 1, 2025 until May 31, 2026
o
If neither party expresses an intention not to renew the agreement before the expiration of the effective period, the agreement will be renewed for successive one (1) year periods under the same terms and conditions.
•
Fees Payable Under the Agreement
o
On June 30, 2025, we entered into two separate business consignment agreements with Medical Corporation Association Furinkai, both effective as of June 1, 2025. Under both agreements, the monthly service fee for the applicable month is payable for each medical facility and is determined based on the facility’s tier classification set forth in the applicable appendix, considering the length of time since the facility’s opening, the facility’s monthly revenue, and patient volume over the past year. The specific fee ranges are as follows:
•
For medical facilities that use the terms “Shonan Beauty” or “SBC” as part of their facility name (such as SBC Beauty Dermatology Clinics): The monthly service fee ranges from JPY 300,000 to JPY 6,230,000 per facility (excluding consumption tax).
•
For other medical facilities (excluding any medical facility that uses the terms “Shonan Beauty” or “SBC” as part of its facility name): The monthly service fee ranges from JPY 1,700,000 to JPY 5,800,000 per facility (excluding consumption tax).

Business Consignment Agreement for Management Consulting Services to Medical Corporation Association Junikai

The material terms of our renewed business consignment agreement for management consulting services to Medical Corporation Association Junikai are as follows:

•
Signing Date
o
June 30, 2025
•
management consulting and operational support services relating to the operation of medical facilities of Medical Corporation Association Junikai, including:
o
advisory services to strengthen branding and develop new clients;
o
selection and procurement support for medical equipment and medical materials;
o
renewal of existing treatment methods and development of new treatment methods and manuals, and support for implementation;
o
establishment and operation support for systems intended to help ensure medical safety;
o
planning and consulting for management and operational strategies;
o
support for the integration and improvement of accounting and management processes through the introduction of new accounting systems and related tools;
o
human resources and labor management support (including consultations on employment rules and internal policies and initiatives to improve employee engagement);
o
recruitment-related advisory and support (including strategic recruiting and support for retention and onboarding); and
o
information system management services, including advisory services relating to information security, IT networks, data centers and communication tools, account management, and business process automation support.
•
Effective Period
o
June 1, 2025 until May 31, 2026
o
if neither party expresses an intention not to renew the agreement before the expiration of the effective period, the agreement shall be renewed for another one (1) year under the same terms and conditions.
•
Fees Payable Under the Agreement
o
The monthly service fee for the applicable month is payable for each medical facility where Medical Corporation Association Junikai provides medical services, and is determined based on the facility’s tier classification set forth in the appendix, considering the length of time since the facility’s opening, the facility’s monthly revenue, and patient volume over the past year.
o
The monthly service fee ranges from JPY 450,000 to JPY 1,440,000 per facility (excluding consumption tax). Consumption tax is charged separately.

The use and regulatory status of certain products

The Company acts in the capacity of a purchasing agent by reselling medical supplies, cosmetic products, and medical equipment to the MCs for use in their clinics.

The Company acts as a purchasing agent, for the following cosmetic products: MT Stem Eye Cream, MT Cleansing Gel, MT Contour Lotion, MT Essential Serum, MT Contour B Cream, MT Premium Coffret 2025, MT Facial Foaming Wash, MT Protect UV Gel, MT Condense C Serum, MT Crystal Shot. These products are used to enhance the attractiveness, change the appearance, or maintain the health of the skin or hair of a person and more specifically are used as eye cream, cleanser, toner, serum, moisturizing cream, skincare set, face wash, and sunscreen gel.

The following table describes the primary use and regulatory status of each of the products that we resell:

Available for Sale In

Product Category	Product Line	Primary Use	United States	Vietnam	Thailand	Japan
Cosmetics	MT Stem Eye Cream	Eye cream	P	P	P	P
Cosmetics	MT Cleansing Gel	Cleanser	P	P	P	P
Cosmetics	MT Contour Lotion	Toner	P	P	P	P
Cosmetics	MT Essential Serum	Serum	P	P	P	P
Cosmetics	MT Contour B Cream	moisturizing cream	P	P	P	P
Cosmetics	MT Premium Coffret 2025	Skincare Set	P	P	P	P
Cosmetics	MT Facial Foaming Wash	face wash	P	P	P	P
Cosmetics	MT Protect UV Gel	sunscreen gel	P	P	P	P
Cosmetics	MT Condense C Serum	Serum	P	P	P	P
Cosmetics	MT Crystal Shot	Serum	P	P	P	P

The Company acts as a purchasing agent, for the following medical equipment: Embryo Scope, PQX Pico Laser, Nordlys, Coolsculpting ELITE, Stellar M22 IPL, General-purpose video scope for upper gastrointestinal tract GIF-1200N, Sperm motility analyzer with SMAS Biological Microscope, Surgitron DualEMC, Gas Sterilizer CT-540C, Centrifugal Separator H-36α, and G-RO (automated vitrification system). This equipment is used for the diagnosis, treatment, or prevention of human or animal diseases, or to affect the structure or function of the human or animal body, and more specifically is used for observation of fertilized eggs, skincare treatment, fat removal, observation, imaging, diagnosis, and treatment of the upper gastrointestinal tract, analysis of sperm motility, skin incision and coagulation for surgical use, sterilization of medical supplies vulnerable to high pressure, separation of aspirated fat.

The following table describes the primary use and regulatory status of each of the products that we resell:

Available for Sale In
Product Category	Product Line	Primary Use		United States*	Vietnam**	Thailand***	Japan
Incubator	EmbryoScope	Observation of fertilized eggs An incubator for growing fertilized eggs of patients. A camera takes pictures at regular intervals, and the division can be observed like a movie on the monitor.	Time-lapse incubator	No	No	No	P
Laser Therapy Machine	PQX Pico Laser	Skin Care Treatment	Picotoning, Picolaser Fractional	No	No	No	P
Laser Therapy Machine	Nordlys	Skin Care Treatment	IPL Light Therapy (Photo Double/Photo Triple)	No	No	No	P
Slimming equipment	coolsculpting ELITE	fat reduction	Fat cooling (slimming)	No	No	No	P
Laser Therapy Machine	Stellar M22 IPL	Skin Care Treatment	IPL Light Therapy (Photo Double Photo Triple)	No	No	No	P
Endoscope	General-purpose video scope for upper gastrointestinal tract GIF-1200N	Observation, imaging, diagnosis, and treatment of the upper gastrointestinal tract		No	No	No	P
Analyzer	Sperm motility analyzer with SMAS Biological Microscope

Analysis of sperm motility The system automatically tracks moving sperm and displays and outputs a number of measurement results accurately and quickly, including the number of moving sperm, their movement trajectories, discrimination from immobile sperm, and various types of motility.

				No	No	No	P
Electrosurgical instrument	Surgitron DualEMC	Skin incision and coagulation for surgical use	MD-style minimal downtime	No	No	No	P
Sterilizer	Gas sterilizer CT-540C	Sterilization of medical supplies vulnerable to high pressure Sterilizer, low temperature up to 40°C		No	No	No	P
Centrifugal separator	Centrifugal separator H-36α	Separation of aspirated fat	condense rich face	No	No	No	P

The Company does not distribute the products above in the US, Vietnam, or Thailand for the following reasons.

*

A foreign entity must apply to Food and Drug Administration, “FDA,” with regard to medical equipment in advance in order to import and distribute it in the U.S., and needs to pass examination by the FDA. In addition, the entity must register the equipment after passing examination. Accordingly, while the Company pursues growth opportunities in the United States through strategic investments and alliances, it does not currently distribute these specific products in the U.S.

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

***

A foreign entity must apply to the Thai Food and Drug Administration (Thai FDA) to import and distribute medical equipment in Thailand. Although the Company announced its entry into the Thai market in November 2025 through a strategic alliance, it does not currently distribute the specific products listed above in Thailand.

The Company acts as a purchasing agent for the following medical supplies: Coolsculpting Elite Reorder Pack, Allergan VISTA, Juv Voluma, Condense Rich Syringe, Juv Volift, MiraDry BioChips, Juv Volbella, VISTA Ultra Plus XC, Juv Volux, and Cellution Disposable Kit. The supplies are used for the diagnosis, treatment or prevention of human or animal diseases and are not quasi-drugs, regenerative medicine products, or machinery and equipment such as dental materials and hygiene products; and more specifically, are used for treatment to reduce fat cells and improve body contours, wrinkle-improving injections, medical consumables, and hyperhidrosis treatment.

The following table describes the primary use and regulatory status of each of the products that we resell:

Available for Sale In
Product Category	Product Line	Primary Use	United States*	Vietnam**	Thailand***	Japan
coolsculpting	coolsculpting Elite reorder pack	Body Contouring Equipment Consumables; Reduces fat cells and improves body contours;	No	No	No	P
Botox injections	Allergan VISTA	Wrinkle-improving injections	No	No	No	P
hyaluronic acid injections	Juv Voluma	Wrinkle-improving injections	No	No	No	P
fat injections	condense rich syringe	medical consumables	No	No	No	P
hyaluronic acid injections	Juv Volift	Wrinkle-improving injections	No	No	No	P
MiraDry	MiraDry BioChips	hyperhidrosis treatment	No	No	No	P
hyaluronic acid injections	Juv Volbella	Wrinkle-improving injections	No	No	No	P
hyaluronic acid injections	VISTA Ultra Plus XC	Wrinkle-improving injections	No	No	No	P
hyaluronic acid injections	Juv Volux	Wrinkle-improving injections	No	No	No	P
fat injections	Cellution Disposable Kit	medical consumables	No	No	No	P

The Company does not distribute the products above in the US, Vietnam or Thailand for the following reasons.
*

A foreign entity must register its facility, such as a clinic, drug store, etc., with the Food and Drug Administration, “FDA,” in order to distribute medical supplies in advance in the US. The Company has not yet registered its facilities for such distribution. Accordingly, while the Company pursues growth opportunities in the United States through strategic investments and alliances, it does not currently distribute these specific products in the U.S.

**

A foreign entity should obtain the pharmaceutical approval in order to distribute medical supply in advance in Vietnam. However, the Company has not obtained approval yet and has no current intention to seek approval and accordingly does not distribute any of the above products in Vietnam.

***

A foreign entity must apply to the Thai Food and Drug Administration (Thai FDA) to import and distribute medical supplies in Thailand. Although the Company announced its entry into the Thai market in November 2025 through a strategic alliance, it does not currently distribute the specific products listed above in Thailand.

Types of Services Provided

Advertising and Marketing Services.

The Company, through its subsidiary SBC Marketing (which was merged into SBC Medical Group Co., Ltd. effective January 1, 2026), provides advertising and marketing services primarily to the MCs, including but not limited to the promotion of the MCs’ clinics’ services and brand on social media networks. We use various marketing and advertising methods to increase awareness of the “Shonan Beauty Clinic” brand.

The marketing services that we provide to the MCs include raising the profile of products and services, creating demand, promoting sales, and building brand image. Our public relations staff has set up target audiences, created promotional materials, and understand customer characteristics and needs, and continue to deliver effective messages to target audiences. Additionally, we utilize social media platforms such as Instagram and YouTube to establish a direct connection with end-users and foster a community. We also believe it is important to measure the effectiveness of marketing advertising and analyze the results. Our public relations staff evaluates the effectiveness of our advertising and makes the necessary adjustments to maximize the MC’s return on investment (ROI) and optimize it on a frequent basis, including but not limited to focusing on the types of services that are popular in each specific geographical location of our franchisee clinics.

Staff Recruitment, Training, and Management.

The Company, through its subsidiary SBC Medical Consulting and SBC Medical Sub, provides staff recruitment and management services to the MCs. The Company maintains a working relationship with SBC Tokyo Medical University, previously known as Ryotokuji University, a medical professional education institution located in Urayasu City of Chiba Prefecture in Japan, which acts as a platform for our recruitment management services. The university provides instruction and professional education to the students of the educational institution, including but not limited to physicians and nurses. We work directly with the university in an effort to recruit students that have completed the applicable education course, to work at one of our franchisee treatment centers. This allows our franchisee treatment centers to reduce recruitment costs by having access to a continuous flow of employee candidates that are newly trained for positions that the franchisee treatment centers need to fill. It also increases employee retention rates at our franchisee treatment centers since we have assisted in the recruitment of an employee that is trained for a specific position at the franchisee treatment center. Our staff recruitment service provides our franchisee clinics with access to a pool of skilled professionals who are well-prepared to make meaningful contributions to their respective healthcare environments. This allows for cost-effective talent acquisition, talent mobility, and enhanced retention rates.

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

Additionally, we earn revenue through our points services, which involve managing the customer rewards program offered to customers of the franchisee clinics. Effective June 1, 2025, the Company revised the customer rewards program, and the description below reflects the program in effect as of December 31, 2025. The customer rewards program gives customers points for their birthday, certain referrals, and purchasing products or services at the franchisee clinic locations. The customers also receive additional loyalty benefits in connection with their accumulated points once they reach a certain number of visits to our franchisee clinics or reach certain spending thresholds, as further described below. The three tiers of the customer points ranking system are silver, gold, and diamond. The silver tier rank is the lowest tier rank and is generally achieved once an eligible payment occurs at a participating clinic (subject to certain exclusions and the existence of certain clinics that do not participate in the program), and does not require a specific number of visits or spending amount to obtain. Silver tier rank customers receive 1,000 points on their birthday, 0.5% of the total spending amount back in points (provided that certain items, such as insurance-covered medical care and certain fees, may be excluded from point accrual and/or point usage). For purposes of determining visit counts and spending thresholds, the Company generally counts amounts before point or ticket discounts, and a “visit” is counted when the pre-discount amount is at least JPY 30,000 (tax included). The gold tier rank is achieved when the customer visits the franchisee clinics 6 or more times or spends 500,000 yen or more in a two-year period. Gold tier rank customers receive 10,000 points on their birthday, 1% of the total spending amount back in points (subject to the same exclusions described above). The diamond tier rank is achieved when the customer visits the franchisee clinics 8 or more times or spends 1,000,000 yen or more in a two-year period. Diamond tier rank customers receive 15,000 points on their birthday, 3% of the total spending amount back in points (subject to the same exclusions described above). The customers may use the earned points for discounts on select services and products offered by our franchisee clinics, and each point may be used for a discount amount equal to 1 yen. The customer’s points expire if the customer does not make any additional eligible payment at a participating clinic within one year from the customer’s last eligible payment. Accordingly, at the time that a customer’s points expire, the Company earns 1 yen for each customer point that expires.

Employee Services.

The Company, through its subsidiary Liesta, provides employee management services to the MCs, including assistance with the location and securement of rental housing in Japan for employees of the MCs as well as facility rentals in Japan for the MCs.

Leasehold improvements and Design.

The Company, through its subsidiary SBC Sealane, provides leasehold improvements and design management services to the MCs, by coordinating engagement with our preferred general contractors for the clinic leasehold improvements and design, as well as overseeing the process.

Medical Equipment and Supplies.

The Company acts in the capacity of a purchasing agent by supplying medical devices, medical equipment (including through leases of such equipment), implants, injection materials, other medical consumables, as well as skin care and beauty products that we resell to the MCs for use in their clinics.

Licensure of Intellectual Property and Technologies.

The Company licenses the use of patent-pending and non-patented intellectual property, including but not limited to medical technologies, trademark, trade names, and brand use, to the MCs. Many of the clinics owned by the MCs license the use of our brand name, “Shonan Beauty Clinic”, and/or the right to use the name “SBC Medical Group”, subject to the terms of the applicable agreements.

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

The Company licenses the use of simulation technology to the MCs aimed at enhancing the skills, standardization, and education of professional staff that are providing medical services at the MCs’ clinics, and licenses the use of such technologies to the MCs. By utilizing our collection of medical cases and artificial intelligence (“AI”), we employ technologies such as virtual reality, rendering, computing, 5G/6G, and Web3.0 to create simulators for the services that the MCs’ treatment centers provide. For example, SBC AI is the industry’s first double AI simulation service. The highly accurate double AI simulation service has been achieved by learning from actual case data of franchisee’s clinic, which totals 600,000 double layer cases, using an AI model based on the most advanced AI technology, GAN (adversarial generative network). This service enables a 10-step simulation of double layer width on “your own face”, whereas double layer surgery has generally been studied using photographs of other people’s cases. These new technologies offer benefits to our franchisee treatment centers, such as efficient education, knowledge sharing, improved procedural accuracy, proactive support, and remote operations. Through simulation technology, medical professionals can simulate various scenarios and anticipate potential complications, enabling them to develop proactive strategies and responses. We believe this improves the level of patient safety and care at our franchisee clinics. The integration of advanced technologies, such as 5G/6G, allows for remote operations and consultations, enabling medical experts at our franchisee clinics to provide guidance and perform procedures from a distance, expanding access to specialized care and expertise.

Supplementary information regarding other business activities and service overview diagram

Subsidiaries within our group operate businesses beyond our core medical business services. Subsidiaries whose sales account for less than 1% of consolidated net sales are omitted.

Our revenues

Franchising Revenue

The Company generates franchising revenue by licensing its intellectual properties, including but not limited to the Company’s brand name (“Shonan Beauty Clinic”), trade name, patents, and trademarks, and by providing consulting services to enhance the value of “Shonan Beauty Clinic” brand, as a franchisor pursuant to franchise agreements with the medical corporations (the “MCs”) in Japan. Prior to April 2023, revenue was based on a percentage of sales and recognized at the time when the related sales occur; beginning in April 2023, the Company transitioned to a standardized monthly fee arrangement (as subsequently refined in September 2023) in accordance with the applicable agreements, and recognizes over time as services are rendered.

Starting in April 2025, the Company revised its fee model, reducing fees for clinics in their first year of operation to better reflect the lower service utilization during the initial period, before transitioning to a performance-based structure thereafter. This change aims to create a more sustainable long-term revenue model while aligning fees with the actual operations of newly opened clinics.

Procurement Services Revenue

The Company generates procurement services revenue by purchasing primarily advertising services and medical materials from qualified vendors on behalf of MCs to maintain brand quality consistency. Procurement services revenue is recognized at the point in time upon the delivery of products or over time as services are performed. Occasionally, the Company receives vendor discounts on certain large purchases. It recognizes revenue based on actual payments. Prior to June 2025, any over-collection resulting from such discounts was returned to MCs; since June 2025, it is retained for future transactions.

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

At the time loyalty points are awarded, a MC pays the Company cash in an amount equivalent to the awarded loyalty points, which is recorded as advances from customers. When a MC’s customers redeem the loyalty points, the Company returns the cash back to the MC in an amount equivalent to the redeemed loyalty points. The awarded loyalty points expire if a MC’s customer does not make any additional qualified purchase at a participating clinic within a year. The Company accumulates and tracks the points on behalf of MCs until the loyalty points expire, at which time the Company recognizes an amount equivalent to the expired loyalty points as revenue.

The Company also awards certain points to MCs’ customers on behalf of MC for free in order to increase the volume of MCs’ sales, from which the Company earns other types of revenues, such as royalty income. When a MC’s customers redeem such points, the Company reimburses MC in an amount equivalent to the used free points. The redemption of such points is recorded as a reduction of the revenue recognized.

The Company is an agent in the management of loyalty programs, and as a result, revenues are recognized net of the cost of redemptions.

Labor supporting services

The Company generates revenue by dispatching staff to MCs to provide a range of services, primarily including IT and administrative services. The Company recognizes the revenue over the time when services are rendered. Starting from April 2025, the monthly fee for each clinic is determined using the same key criteria described above under “Franchising Revenue.”

Function supporting services

The revenue is derived from providing functional supporting services to MCs, such as accounting and human resources services. The Company recognizes the revenue over the time when services are rendered. Starting from April 2025, the monthly fee for each clinic is determined using the same key criteria described above under “Franchising Revenue.”

Management consulting services

The Company generates revenue by providing consulting services to MCs in relation to business operations of cosmetic dermatology. The Company recognizes the revenue over the time when services are rendered.

Rental Services Revenue

The Company generates rental income from operating leases and sales-type leases, which is accounted for under ASC Topic 842. Operating lease revenue is generally recognized on straight-line basis over the terms of the lease agreements, and sales-type leases revenue is generally recognized on the lease commitment date.

Other Revenues

The Company generates other miscellaneous revenues such as beauty and health services revenue, leasehold improvement services revenue, real estate brokerage service revenue, interest income, etc. These revenues are recognized when the Company satisfies performance obligations.

Revenues generated from these different revenue streams by the Company consist of the following:

	For the Years Ended December 31,
	2025	2024
Franchising revenue	$45,943,241	$61,033,032
Procurement revenue	56,053,171	54,814,399
Management services revenue	29,628,534	53,113,155
Rental services revenue	23,032,651	16,141,714
Others	18,949,892	20,313,242
Total	$173,607,489	$205,415,542

Our Strengths

Brand. Our group’s brand name “Shonan Beauty Clinic” has been developed for over 20 years in the medical industry on the basis of safe and reliable medical services that are primarily cosmetic in nature. We maintain high standards for quality control and customer service in our franchisee and other alliance clinics in Japan, as well as our directly owned and operated clinics in Vietnam and Singapore in order to continue to build upon this foundation. In addition, some of the doctors that provide services at our franchisee clinics also publish medical related articles and participate in conferences in Japan and overseas. We believe that this cohesive approach and consistent quality of service promotes global recognition of our brand name.

Comprehensive Medical Services. The Company’s franchisee and other alliance clinics in Japan, as well as our directly owned and operated clinics in Vietnam and Singapore, provide a variety of medical treatments to meet customers’ needs. We, together with the operators of our franchisee and other alliance clinics, focus on building long-term relationships with customers, and customer satisfaction rate ranks highly among Japanese beauty medical service providers. Based on internal management reports from our franchisee and other alliance clinics and our directly owned and operated clinics, our global customer base has grown from 3.0 million customer visits in 2021 to a total of over 6.6 million customer visits globally for the year ended December 31, 2025, and the franchisee clinics have an average repeat customer rate of over 72%. Accordingly, we have been able to continue to provide a high level of management services to the MCs while benefiting from the increasing number of clinics.

Technology. The Company focuses on developing and licensing simulation technology aimed at enhancing the skills, standardization, and education of professional doctors that are providing medical services at our franchisee clinics. By utilizing our collection of medical cases and AI, we employ technologies such as virtual reality, rendering, computing, 5G/6G, and Web3.0 to create simulators for the services that our treatment centers provide. These simulators offer benefits to our treatment centers, such as efficient education, knowledge sharing, improved procedural accuracy, proactive support, and remote operations. Through simulation technology, medical professionals can simulate various scenarios and anticipate potential complications, enabling them to develop proactive strategies and responses. We believe this improves the level of patient safety and care at our franchisee clinics. Our goal is to achieve standardized medical techniques through the development of these technological advancements. The integration of advanced technologies, such as 5G/6G, allows remote consultations (including telemedicine) and remote clinical decision support, enabling medical experts to provide guidance remotely to on-site medical professionals and patients, expanding access to specialized care and expertise.

Management Services. The management services that we provide to our franchisee clinics, through our subsidiaries, include but are not limited to advertising and marketing needs across various platforms (such as social media networks), staff management (such as recruitment and training), booking and reservation services for franchisee customers, assistance with franchisee employee housing rental, facility rentals, leasehold improvements and design, medical equipment procurement (resale), the provision of cosmetic products to franchisees for resale at the franchise locations (resale), licensure of the use of patented, patent-pending and non-patented medical technologies, trademark and brand use, IT software solutions for remote medical consultations, and payment tools for franchisee customers. We believe that our advertising and marketing services (including but not limited to promotion on social media networks) help create effective campaigns that promote our franchisee clinic services and attract a wider audience of customers. We also believe that our maintenance and operation of the booking and reservation process for customers ensures a seamless user experience when booking services at our franchisee clinic locations. These services provide valuable guidance and expertise to our franchisee clinics, helping them optimize their operations, improve customer experience, and enhance overall performance. We believe this to be a crucial component of fostering our franchisees’ growth and success.

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

Our Growth Strategies

Pursue New Clinic Development. We have pursued a disciplined new clinic growth strategy, having expanded our concept and franchisee model across varying clinic sizes and geographies. We plan to leverage our expertise in opening new clinics and our success in the Japan market to fill in existing markets and expand into new geographies with the same careful planning as we have demonstrated in the past. We will continue to utilize our existing strategy of exploring opportunities for additional franchisee and other alliance clinics, as well as directly owned and operated clinics (including but not limited to merger and acquisition transactions). See also our real estate strategy under “Site Development and Expansion — Site Selection Process.” We believe that our revenue will increase if we are able to increase the number of franchisee and other alliance clinics that we provide management services to, since we would be providing our services to additional locations. We believe that we have the potential to increase global recognition of our brand. However, we cannot predict the time period over which we can achieve any level of franchisee and other alliance clinic growth or whether we will achieve this level of growth at all. Our ability to achieve new franchisee and other alliance clinic growth is impacted by a number of risks and uncertainties beyond our control, including those described in “Part I, Item 1A. Risk Factors”.

Deliver Consistent Comparable Franchisee Clinic Sales Growth. We believe we will be able to generate comparable franchisee clinic growth by growing our customer base through increased brand awareness, consistent delivery of quality surgical and non-surgical medical services by our franchisee clinics and our clinics in Vietnam and Singapore, acquiring and developing cutting edge medical services to be licensed to our franchisee clinics, and franchisee clinic renovations. We will continue to manage our franchisee clinics and pricing as part of our overall strategy to increase the number of customers and the average amount spent by customers. We continue to explore initiatives to increase skin care product sales, enhance the services offered by our franchisee clinics and our clinics in Vietnam and Singapore, and improve our appointment booking process. Our franchisee client rewards program, which has been rolled out across the entire franchisee clinic base in Japan, tracks customers’ spending and awards customers with points based upon such spending (generally calculated as a percentage of the spending amount). The rewards program also gives customers points for their birthday and certain referrals. The customers also receive additional loyalty benefits in connection with their accumulated points once they reach a certain number of visits to our franchisee clinics (tiers for a total of 6 or more visits and 8 or more visits in 2 years) or reach certain spending thresholds (tiers for 500,000 yen or more and 1,000,000 yen or more in 2 years). The customers may use the earned points for discounts on select services offered by our franchisee clinics.

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

Heighten Brand Awareness. We intend to continue to pursue targeted local and global marketing efforts and plan to increase our brand awareness (including but not limited to advertising on social media platforms). We intend to continue to promote limited time discounts on services provided by the franchisee clinics through our advertising services to build customer loyalty and brand awareness. Our steadily expanding global customer base reflects the growing demand for cosmetic surgery procedures and the confidence that customers have in our brand and services.

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

Expand Through Multi-Brand Strategy. In 2025, we accelerated a multi-brand strategy designed to capture a broader range of customer segments within the aesthetic and dermatological markets in Japan beyond our flagship “Shonan Beauty Clinic” brand. In April 2025, our affiliated medical corporation launched “SBC NEO Skin Clinic” in Ebisu, Tokyo, a new brand specializing in non-invasive aesthetic dermatology that leverages advanced laser devices and dermatological treatments widely adopted in South Korea and Western markets. This brand is designed to attract customers who previously sought such treatments abroad, particularly in South Korea, by providing comparable services domestically. In October 2025, our affiliated medical corporation launched “Hada no Aozora Clinic” in Tokyo, a hybrid dermatology model that integrates insurance-covered general dermatology with private-pay aesthetic treatments, creating a lower entry barrier for customers new to aesthetic medicine. Together with our existing brands, including “JUN CLINIC” (acquired through MB career lounge in July 2025), we believe this multi-brand approach enables us to serve customer segments ranging from entry-level to advanced users and to build a diversified, multi-tier service portfolio. These new brands complement the core “Shonan Beauty Clinic” brand and we believe they will contribute to our continued growth in average revenue per customer visit and overall market share.

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

Expansion Strategy and Market Share

The strong market share presence of our franchisee clinics in the Japanese cosmetic surgery industry reflects the success of our brand and customer satisfaction. With our cutting-edge technology, the MC’s skilled medical professionals, and the comprehensive range of services offered at our franchisee clinics, we have established our brand as a trusted and preferred choice among customers seeking cosmetic enhancements. We plan to pursue a two-pronged expansion strategy by opening new clinics in both new and existing markets through our franchisee partners and directly. We believe this expansion will be crucial to executing our growth strategy, as well as building awareness of “Shonan Beauty Clinic” as a global brand and provider of surgical and non-surgical medical services and skin care products. Expansion into new markets occurs in parallel with ongoing growth in existing markets, with the goal of maintaining a pipeline of top-tier development opportunities.

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

Clinic Design

Franchisee clinic design is handled by our in-house development team on behalf of the MCs in conjunction with outsourced vendor relationships. Our franchisee clinics’ sizes currently average approximately 4,000 square feet. Our average customer capacity per franchisee clinic varies greatly depending upon the services being provided at the time. Our franchisee clinic layout evokes a relaxing experience characterized by an efficient use of staff and customer areas as well as modern furniture.

Renovation of a new franchisee clinic takes approximately 6 months. We oversee and coordinate engagement with our preferred general contractors on behalf of the MCs for the franchisee clinic renovation process. On average, our franchisee clinics opened during fiscal year 2025 required a cash build-out cost of approximately $486 thousand per clinic, net of landlord tenant improvement allowances, excluding projects that involved only renovations or operational format changes without relocation; however, this amount could be materially higher or lower depending on the utilization of union labor, market, clinic size, and condition of the premises upon landlord delivery. The franchisee MCs are responsible for paying for the build-out cost of the respective franchisee location.

Human Capital Management

As of December 31, 2025, we had approximately 863 regular employees globally (excluding employees of the managed clinics/medical corporations we support), a majority of which are located in Japan, Singapore, Vietnam, and the United States. For purposes of this disclosure, “regular employees” includes employees on reduced working-hour arrangements and excludes non-regular employees (such as part-time, temporary, and fixed-term staff). As of December 31, 2025, there were no unions represented within our employee base. We anticipate that we will continue to expand our workforce as our company grows.

We believe that empowered employees make a difference in our ability to execute our strategy. As such, we strive to provide an inclusive, rewarding and engaging environment for employees to develop professionally and contribute to our success.

Competition

Management Service Competition.

With respect to our management services, we generally do not face significant competition from third parties because substantially all of our management service revenue is derived from our relationship with the MCs, which are related parties.

Clinic and Brand Competition

Our franchisee clinics face significant competition from a variety of locally owned beauty clinics and Japanese chain beauty clinics offering both cosmetic medical services, as well as cosmetic products. Major competitors of our franchisee clinics include those in Japan but also in the global cosmetic surgery market such as Aesthetic Medispa, Alma Lasers, B. Braun SE, Cynosure Lutronic, Evolus, Inc., Galderma S.A., Genesis Biosystems, Inc., Inmode Ltd., IRIDEX Corporation, Lumenis Be Ltd., Sinclair Pharma Limited, Stryker Corporation, and Surgery Partners. To further strengthen our competitive position in the international market, we acquired a Singapore-based cosmetic surgery group in November 2024. In November 2025, our wholly owned subsidiary commenced a tender offer for shares of Waqoo, Inc., which concluded in December 2025. Settlement commenced on December 19, 2025, and Waqoo became a consolidated subsidiary of SBC Medical Group Co., Ltd. Separately, on December 29, 2025, we completed a strategic minority equity investment in OrangeTwist to support our U.S. market expansion initiatives. In connection with this investment, we agreed to explore potential commercial arrangements. Our clinic in Vietnam is still in the early stages of development in our efforts to penetrate global competition. In the United States, we are pursuing market entry through strategic investments and alliances, including our strategic minority equity investment in OrangeTwist completed on December 29, 2025 and our agreement to explore potential commercial arrangements with it. However, we believe that our franchisee clinics, clinics in Singapore, a clinic in Vietnam and our strategic partners in the United States compete primarily based on service quality, customer experience, ambience, location, convenience, value perception, and price. The competition continues to intensify as competitors to our clinics in Vietnam and Singapore and our franchisee clinics increase the breadth and depth of their cosmetic medical service and cosmetic product offerings, and open new clinics. A decrease in the revenue of the managed clinics (including the franchisee and other alliance clinics) as a result of such increased competition would directly result in a reduction of the Company’s revenue since we receive substantial revenue from the MCs as part of our compensation for management services.

We investigate the brand image and concept of competitors to our clinic and our franchisee clinics from the viewpoint of brand and awareness. It is important to understand the franchisee clinic’s impact on its customers because each competitor offers unique characteristics and value. Also, famous chain clinics and locally popular clinics can be a competitive factor.

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

In terms of quality and service, we evaluate the quality of service provided by and the working experience of our franchisee clinics’ competitors’ employees. Because customers want high quality service and highly experienced staff members (such as doctors and nurses), the aim is to understand the quality provided by competitors and to find the point of differentiation of the company. We use review sites and word-of-mouth information to gather customer opinions and understand the potential for improvement of our franchised brand.

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

In terms of customer satisfaction and feedback, we analyze customer satisfaction surveys and feedback from the patients of (i) our clinics in Vietnam and Singapore, (ii) the clinics operated by the MCs (including franchisee clinics) in Japan, and (iii) certain independently operated clinics as part of our management services to the MCs and, where applicable, under our partner doctor independence support program arrangements. The goal is to understand the customers’ assessments and find ways to improve the “Shonan Beauty Clinic” brand and the overall customer experience across the clinic network. We compare the customer experience at the franchisee clinics against that offered by competitors and consider differentiation strategies and service improvement measures in order to preserve our franchised brand integrity. Considering the above points of view, we analyze competitors to understand our strengths and competitive challenges, and conduct strategic decision making. By comparing customer experience metrics and service offerings at (i) the clinics operated by the MCs in Japan and (ii) our clinics in Vietnam and Singapore against those of competitors, we are determining the direction to improve the competitiveness of our brand and clinic network in the market.

Business Trends

In the cosmetic medical service and product industry, customer preferences and needs are very important. Service trends and customer interests can change. For example, there is a growing demand for non-invasive cosmetic services. The key to success is for our clinics in Vietnam and Singapore, and our franchisee and other alliance clinics to offer cosmetic services and products tailored to customers’ needs and preferences. The success of the managed clinics (including the franchisee and other alliance clinics) would directly impact our success since we receive substantial revenue from the MCs as part of our compensation for management services.

The cosmetic medical industry is highly dependent on general economic conditions. During economic boom times, customer discretionary income tends to increase and demand for cosmetic medical services and products tends to increase. In particular, due to inflation, costs and wages are on an upward trend. In the event of rapid inflation, there is a risk of deterioration in business performance, such as inability to pass on higher purchase costs and other costs to price. While we have observed rising operational costs, to date, inflationary pressures have not had a material adverse effect on our operations. On the other hand, during economic downturns, demand may fall due to economic uncertainty and the impact of spending cuts, especially since many of the cosmetic medical services our franchisee clinics and our clinic are elective.

Depending on economic conditions and individual circumstances, customer discretionary spending priorities may change, and some patients may place a higher priority on obtaining cosmetic services and products and actively allocate their budget accordingly. Other patients may be more likely to refrain from buying elective cosmetic services and products to save money. These trends have a significant impact on the demand for our franchisee clinics’ cosmetic services and products. A decrease in the revenue of the managed clinics (including the franchisee and other alliance clinics) as a result of such adverse economic conditions would directly result in a reduction of the Company’s revenue since we receive substantial revenue from the MCs as part of our compensation for management services.

Demographic trends, such as changes in population age structure, family structure, and lifestyle, are also important factors. For example, younger and middle-aged generations may be more willing to undergo elective cosmetic procedures and purchase cosmetic products. Older generations, on the other hand, may be more likely to be apprehensive about undergoing elective cosmetic procedures.

Competitive presence is an important factor in the cosmetic clinic industry. The presence of competitors in the same category or an increase in new entrants can increase customer choices and diversify demand. Differentiation and uniqueness from competitors are required, especially in high income geographical locations.

These factors also directly or indirectly affect consumer confidence. Customers choose beauty clinics they trust based on economic and competitive conditions. Newly opened clinics, especially in new geographical locations, also tend to have an initial revenue peak, known as the honeymoon period, followed by a decline.

While these factors influence the success of the beauty clinic industry, it is important to understand trends and customer needs across the industry, and to develop flexible strategies and appropriate measures for preserving our brand integrity. Focusing on improving clinic quality, service, and customer experience is required to maintain our franchised brand.

Suppliers

As of December 31, 2025, we had a large and diverse network of suppliers, providing us with a diverse selection of medical equipment, supplies and medical consumables. We facilitate the sale of medical equipment, supplies and medical consumables to the MCs as part of our management services. Our suppliers fall into five key categories: medical devices, medical equipment, implants, injection materials and other medical consumables.

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

We have not previously encountered any major problems in sourcing despite not having long-term contracts with our suppliers, nor did we encounter any business disruption due to supply shortages or delays. In any event, we believe any shortage or delay in the supply of implants, injection materials and medical consumables will not have any material impact on us as we are able to switch to other suppliers with comparable quality and prices. If these third parties experience shutdowns or continued business disruptions, our ability to conduct our business and facilitate the sale of medical equipment, supplies and medical consumables to the MCs in the manner and on the timelines presently planned could be materially and negatively impacted, including but not limited to delays in our supply chain which could delay or otherwise impact our business. A decrease in the revenue of the managed clinics (including the franchisee and other alliance clinics) as a result of supply chain delays and a decrease in the volume of purchases of medical equipment, supplies and medical consumables by the MCs would directly result in a reduction of the Company’s revenue.

Our customers

The majority of the customers of our franchisee and other alliance clinics, as well as our directly owned and operated clinics, are individuals aged between their 20s through 40s.

The Company generates a substantial majority of its revenue from provision of management services to the MCs pursuant to the franchisor-franchisee agreements and/or service agreements.

	For the Years Ended December 31,
Revenues, net	2025	2024
Medical Corporation Shobikai	$40,953,913	$53,862,520
Medical Corporation Kowakai	37,101,866	46,756,189
Medical Corporation Nasukai	39,559,694	46,355,437
Medical Corporation Aikeikai	13,519,257	17,997,072
Medical Corporation Jukeikai	4,140,162	5,666,907
Medical Corporation Ritz Cosmetic Surgery	4,353,503	7,435,446
Japan Medical & Beauty Inc.	40,514	39,620
Hariver Inc.	20,050	19,810
SBC Inc.*	760	2,512
Public Interest Foundation SBC Medical Promotion Foundation	67	107
General Incorporated Association SBC	—	801
SBC Tokyo Medical University	93,068	45,286
SBC Shonan Osteopathic Clinic Inc.	3,884	56,740
Yoshiyuki Aikawa	39,781	98,445
AI Med Inc.	377	787
SBC Irvine MC	239,538	1,204,107
Medical Corporation Association Furinkai	11,092,065	11,708,183
Medical Corporation Association Junikai	7,272,431	3,923,228
General Incorporated Association Taiseikai	—	692
Skynet Academy Co., Ltd.	26,734	—
SBC Kijimadaira Resort Inc.*	78	—
Medical Corporation Misakikai	373,152	—
General Incorporated Association Miotokai	30,076	—
	$158,860,970	$195,173,889

* In July 2025, SBC Kijimadaira Resort Inc. merged into SBC Inc.

Government Regulation and Environmental Matters

In General

The MCs and the Company are subject to extensive and varied federal, state, and local government regulations globally, including regulations relating, among others, to public and occupational health and safety, product labeling, healthcare, medical aesthetics and, to the extent applicable, regenerative medicine technologies, the environment, sanitation, and fire prevention. The MCs operate the franchisee and other alliance clinics, and we operate our clinic in accordance with standards and procedures designed to comply with applicable codes and regulations. However, an inability to obtain or retain health department or other licenses by the MCs or us would adversely affect our operations. Although the MCs and the Company have not experienced any significant difficulties, delays or failures in obtaining required licenses, permits or approvals to date, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular clinic or group of clinics. Additionally, difficulties, delays or failure to retain or renew licenses, permits or approvals, or increased compliance costs due to changed regulations, by the MCs or us, could adversely affect operations at the MCs' franchisee and other alliance clinics, and our clinic. A decrease in the revenue of the MCs’ franchisee and other alliance clinics as a result of such difficulties, delays, or failure would directly result in a reduction of the Company’s revenue since we receive substantial revenue from the MCs as part of our compensation for management services.

The MCs and the Company are subject to federal, state and local environmental laws and regulations globally concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, or exposure to, hazardous or toxic substances (“environmental laws”). These environmental laws can provide for significant fines and penalties for non-compliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We are not aware of any environmental laws that will materially affect our earnings or competitive position, or result in material capital expenditures relating to our franchisee and other alliance clinics, or our clinic. However, we cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered, interpreted or enforced, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. It is possible that the MCs and the Company will become subject to environmental liabilities, and any such liabilities could materially affect our business, financial condition or results of operations.

We are also subject to laws and regulations globally relating to information security, privacy, cashless payments, gift cards and consumer credit, protection and fraud, and any failure or perceived failure to comply with these laws could harm our reputation or lead to litigation, which could adversely affect our business, financial condition or results of operations.

Furthermore, we are subject to import laws and tariffs globally which could impact our ability to source and secure medical products, other supplies and equipment necessary to supply the MCs' franchisee and other alliance clinics, and our clinic.

In addition, as part of managing the development and renovation of franchisee clinics for the MCs, we must ensure that the applicable zoning, land use and environmental regulations in the applicable jurisdiction are being complied with.

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

As our business continues to expand in the U.S. and other jurisdictions, including through our strategic initiatives in the United States, and as laws and regulations continue to be passed and their interpretations continue to evolve in numerous jurisdictions, additional laws and regulations may become relevant to us.

Japan Laws and Regulations

Personal Information Protection

In Japan, the Act on the Protection of Personal Information (the “APPI”) and its related guidelines impose various requirements on businesses, including us, that use databases containing personal information. Under the APPI, the MCs and the Company are required to lawfully use personal information we have obtained within the purpose of use we have specified and taken appropriate measures to maintain the security of such personal information. The MCs and the Company are also restricted from providing the personal information of a person (the “principal”) to third parties without the consent of the principal. The APPI also includes regulations relating to the handling of sensitive personal data and anonymized personal information and the transfer of personal information to foreign countries. A Personal Information Handling Business Operator (as defined below) shall not transfer a person’s personal data to third parties, including its affiliated entities without the prior consent of the principal unless an exception applies (Article 27, Paragraph 1 of the APPI).

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

The Japan Fair Trade Commission (which we refer to as the “JFTC”) enforces the Antimonopoly Act and other Japanese antitrust laws. The JFTC issued the “Guidelines Concerning the Franchise System Under the Antimonopoly Act” on April 24, 2002 (last amended on April 28, 2021) (which we refer to as the “Guidelines”), under which the JFTC suggests that, prior to entering into a franchise relationship, a franchisor should adequately disclose and explain material trade terms to a potential franchisee in order to prevent any misunderstanding of the material trade terms, and to prevent such potential franchisee from being misled or improperly induced into entering into such franchise relationship. Material trade terms include terms relating to the following:

•
the supply of products after the party becomes a franchisee (such as a system for recommending suppliers);
•
guidance, procedures, frequency, and cost to the franchisee relating to the business activities of the franchise;
•
nature and amount of payments to be collected when the party joins the franchise, whether the payments are refundable or may be returned, and the conditions for refunding or returning the payments;
•
royalties that the franchisee pays to the franchisor for use of trademarks and trade names and for guidance relating to management procedures, including the amount of, procedure for calculating, and the time and method of payment, of royalties;

•
loans the franchisor extends to the franchisee, including the interest rate and the mechanism and conditions of settlement;
•
compensation for any losses the business incurs, including the details of such compensation and whether there is management support from the franchisor in the event of a decline in business;
•
terms of the franchise agreement and the conditions and procedures for renewing or terminating the franchise agreement, including early termination prior to the expiration of its term; and
•
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

Regulations Governing Medical Care and Services

The MCs provide services strictly in accordance with the medical-related laws and regulations of the Medical Care Act (Law No. 205) adopted on July 30, 1948, as amended. The Medical Care Act defines rights and obligations regarding medical treatment, advertisement, authority, license, treatment of information, safety and security for patients, doctors and other individuals and organizations engaged in medical activities. The purpose of the Medical Care Act is to protect the health of the nation by safeguarding the interests of medical care recipients and ensuring a system that efficiently delivers high quality and well-suited medical care, by means of providing for the necessary particulars to support well-suited choices about medical care by the recipients thereof, to ensure the safety of medical care, concerning the establishment and management of hospitals, clinics, and birthing centers, and to develop such facilities and promote the sharing of functions and cooperation between medical institutions. The MCs also comply with other laws such as the Medical Practitioners’ Act, Dental Practitioners Act, Radiology Technician Act, Clinical Trials Act, Industrial Safety and Health Act when providing relevant services. A failure by the MCs and other independently operated clinics and physicians to comply with the Medical Care Act may harm our franchised brand and directly result in a reduction of the Company’s revenue, since we receive substantial revenue from the MCs as part of our compensation for management services.

Regulations Governing our Recruiting License

In November 2022, we obtained a recruiting agency license (which we refer to as a “Recruiting License”) from the Ministry of Health, Labor and Welfare of Japan under the Act for Securing the Proper Operation of Worker Dispatching Undertakings and Improved Working Conditions for Dispatched Workers (which we refer to as the “Dispatch Act”). We are required to obtain the Recruiting License because we assist with the placement of staff and employee training at the managed clinics (including the franchisee and other alliance clinics).

Regulations Governing our Use of Certain Substances

The MCs are required to comply with the Poisonous and Deleterious Substances Control Act (Act No. 303 of December 28, 1950, as amended) of Japan. The purpose of this Act is to provide for the necessary control of poisonous and deleterious substances from the standpoint of health and hygiene and regulates the use of deleterious substances. The aforementioned regulations apply to the clinics operated by the MCs (including franchisee and other alliance clinics) handling of such substances in Japan. A failure by the MCs to comply with the Poisonous and Deleterious Substances Control Act may harm our franchised brand and directly result in a reduction of the Company’s revenue, since we receive substantial revenue from the MCs as part of our compensation for management services.

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

Japanese Employment and Labor Laws

There are various labor-related laws in Japan, including the Labor Standards Act (Act No. 49 of April 7, 1947, as amended), the Industrial Safety and Health Act (Act No. 57 of June 8, 1972, as amended), and the Labor Contracts Act (Act No. 128 of December 5, 2007). The Labor Standards Act regulates, among others, minimum standards for working conditions such as working hours, leave period, and leave days. The Industrial Safety and Health Act requires, among others, the implementation of measures to secure employee safety and protect the health of workers in the workplace. The Labor Contracts Act regulates, among others, the change of terms of employment contracts and working rules, and dismissal and disciplinary action. A portion of our personnel in Japan are paid at rates related to the applicable minimum wage, and further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing service and product prices will depend on the responses of our competitors and customers. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs of goods and services supplied to us. We may also be subject to lawsuits from our employees, Labor Standards Inspection Office, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters.

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

The Law on Social Insurance No. 41/2024/QH15 adopted by the National Assembly on July 1, 2025 (as amended from time to time) regulates mandatory social insurance benefits and policies, the rights and responsibilities of employees and employers, other institutions, organizations, and individuals involved in social insurance, representative organizations of employees, representative organizations of employers, social insurance authorities, social insurance funds, social insurance implementation procedures, and state administration of social insurance.

The Law on Health Insurance No. 25/2008/QH12 adopted by the National Assembly on November 14, 2008 (as amended from time to time, including, among others, the Law on Amendment to the Law on Health Insurance No. 51/2024/QH15, which took effect from July 1, 2025) regulates mandatory health insurance system and policies regarding health insurance, health insurance funds, and the rights and responsibilities of parties involved in health insurance, including enrollees, premium rates, health insurance premium sharing and payment methods, health insurance cards, health insurance beneficiaries, medical care for insured persons, and the payment of medical expenses.

Regulations regarding Business Activities

We are required to comply with several regulations regarding investments and company-related activities such as (a) the Investment Law No. 61/2020/QH14 adopted by the National Assembly on June 17, 2020 (as amended from time to time and replaced by the Investment Law No. 143/2025/QH15, which took effect from March 1, 2026) providing regulations on business investment activities in Vietnam and business investment activities from Vietnam to foreign countries and (b) the Law on Enterprises No. 59/2020/QH14 adopted by the National Assembly on June 17, 2020 (as amended from time to time) regulating the formation, management, reorganization, dissolution and related activities of companies consisting of limited liability companies, joint stock companies, partnership companies and private companies, and groups of companies.

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

In Vietnam, (a) massage services (comprising the use of physical therapies for massage or manual therapies to improve human health) and (b) plastic surgery services (comprising using medical techniques to perform surgery for the purpose of alteration of shape or appearance of body parts) are deemed to be “sensitive” services and therefore must comply with Decree No. 96/2016/ND-CP (as amended, including by Decree No. 56/2023/ND-CP) adopted by the Government on July 1, 2016 regarding security and order conditions for a number of conditional business sectors.

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

In addition, we are subject to the Law on Product and Goods Quality No. 05/2007/QH12 adopted by the National Assembly on November 21, 2007 (as amended from time to time, including, among others, the Law on Amendment to the Law on Product and Goods Quality No. 78/2025/QH15, which took effect on January 1, 2026), which is a specialized legislation regulating the product liability of manufacturers and traders (i.e., importers, exporters, sellers, service suppliers). Under this law, enterprises engaging in manufacturing and/or trading products are required to provide customers with accurate information on products, recover and remedy defective products, and compensate for losses due to defective products.

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

Regulations regarding Fire and Rescue

The Law on Fire and Rescue No. 55/2024/QH15 adopted by the National Assembly on July 1, 2025 (as amended from time to time) regulates fire prevention, firefighting, human rescue, property rescue, assurance of operating conditions, as well as the rights, obligations, and responsibilities of relevant agencies, organizations, households, and individuals in fire and rescue operations.

Regulations on Personal Data Protection, Data and Cybersecurity

We are required to comply with the Law on Personal Data Protection No. 91/2025/QH15 adopted by the National Assembly on June 26, 2025 (as amended from time to time) and took effect on January 1, 2026, given that we may collect and process personal data of its suppliers, customers and other third parties to serve its business operation. This new law regulates, among others, type of personal data, measures of personal data protection as well as rights and obligations of onshore and offshore entities directly participating in or involved in the processing of personal data of Vietnamese citizens and persons of Vietnamese origin without determined nationality residing in Vietnam who have been issued with identification certificates.

In the context of data processing in Vietnam’s cyberspace, we are also subject to (a) the Data Law No. 60/2024/QH15, adopted by the National Assembly on November 30, 2024 (as amended from time to time) and took effect on July 1, 2025 and (b) the Cyberinformation Security Law No. 86/2015/QH13 and the Cybersecurity Law No. 24/2018/QH14, adopted by the National Assembly on November 19, 2015 and June 12, 2018, respectively (both regulations will be consolidated and replaced by the new Cybersecurity Law No. 116/2025/QH15, which was adopted by the National Assembly on December 10, 2025 and will come into force on July 1, 2026). These regulations impose strict requirements for data processing and management and ensuring information security in Vietnam’s cyberspace, including, among other things, technical and security standards, account verification, data localization, and the requirement to maintain a local business presence.

United States Laws and Regulations

As our business continues to expand in the United States, including through strategic initiatives and potential future clinic operations, we may become subject to a broad range of federal, state, and local laws and regulations, including accessibility requirements under the Americans with Disabilities Act, labor and employment laws (including minimum wage and workplace safety requirements), and privacy and data security laws. To the extent we create, receive, maintain, or transmit protected health information in connection with any U.S. operations or collaborations, we may also be subject to requirements under HIPAA and related state privacy laws. Compliance with these laws may increase our costs, constrain our operations, and expose us to penalties and litigation in the event of noncompliance.

For a discussion of the various risks we face from regulation and compliance matters, see “Part I, Item 1A. Risk Factors”.

Singapore Laws and Regulations

Licensing, Operations, and Compliance

We are subject to the Healthcare Services Act 2020 (“HCSA”) and the regulations promulgated under it, which govern the licensing, regulation, and operation of private healthcare institutions, including aesthetic clinics. We are required to obtain a license under this legislation to operate our clinics.

The Healthcare Services (General) Regulations 2021 also require licensed healthcare service providers to adhere to strict standards of patient care and service (including for the protection of patient privacy), and we must meet the necessary standards of infrastructure, medical equipment, and operational procedures, as well as the maintenance of a safe and hygienic clinical environment.

Regulation of Our Doctors

In Singapore, the Medical Registration Act 1997 regulates the registration and professional conduct of medical practitioners. This legislation mandates that only doctors who are properly registered as medical practitioners and holding a valid practising certificate may perform medical procedures in aesthetic clinics. In addition, doctors performing aesthetic procedures are expected to comply with applicable professional and clinical guidelines, including the Singapore Medical Council’s Guidelines on Aesthetic Practices for Doctors (“SMC Guidelines”). Under the SMC Guidelines, medical practitioners who are non-specialists or specialists not indicated in the SMC Guidelines are required to have performed the requisite number of procedures during the relevant period or obtain a Certificate of Competence (“COC”) to perform specific types of aesthetic procedures. Procedures that involve medical risks, such as injectable treatments (e.g., botulinum toxin and dermal fillers) and laser treatments, are expected to be performed by registered medical practitioners holding a valid practising certificate who have obtained a COC (if required).

Health Products and Medicines

The Health Products Act 2007 (“HPA”) governs the regulation of health products (including, inter alia, medical devices and therapeutic products) used in clinical settings, including aesthetic clinics. Under this legislation, we are required to ensure that health products used in our clinics are registered health products under the HPA, as listed in the Register of Health Products maintained by the Health Sciences Authority of Singapore (“HSA”), as applicable. If a product is found to be defective or harmful, this legislation requires us to comply with any product recalls or safety notices issued by the HSA. We are also obligated to report any adverse events or complications related to the use of medical devices and health products in our clinics as applicable.

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

Advertisements

We are subject to strict advertising requirements under the HCSA and the Healthcare Services (Advertisement) Regulations 2021, administered by the Ministry of Health (“MOH”). Advertising materials, including brochures, websites, and social media content, must comply with ethical advertising standards set by the MOH, and cannot be false, misleading, deceptive, unsubstantiated, or contain exaggerated claims about medical treatments. We are prohibited from using testimonials or endorsements that violate patient confidentiality, and are required to provide accurate, clear, and truthful information about the services we offer, the potential risks of treatments, and the expected outcomes.

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

Consumer Protection

We are also required to comply with the Consumer Protection (Fair Trading) Act 2003, which regulates the trade practices of businesses, protects consumers from unfair practices which include, inter alia: (a) misleading or deceiving a consumer, (b) falsifying claims to a consumer, and (c) taking advantage of a consumer who may not be in a position to protect their interests due to not understanding the nature of the transaction, and provide consumers with the right to seek remedies if they have been wronged. If a beauty product is found to be defective or unsafe after purchase, consumers are entitled under this legislation to request a refund, replacement, and/or repair (if applicable). This legislation prohibits practices such as false advertising, misleading statements, or failing to disclose important information about products or services.

Product Quality

In addition to the HPA and the MA, we are also subject to the Sale of Goods Act 1979 (Cap. 393) (as amended from time to time), which governs the sale of goods in Singapore, including beauty products sold at aesthetic clinics. This legislation provides a framework for the contractual obligations between buyers and sellers and implies certain terms and conditions into contracts for the sale of goods, including that goods supplied under the contract are among other things, of satisfactory quality (including safety where relevant), and fit for their intended purpose.

Personal Data Protection

The Personal Data Protection Act 2012 governs, among other things, the collection, use, and protection of personal data in Singapore. As a healthcare provider, we are required to comply with this legislation to safeguard the privacy and confidentiality of our patients’ personal and medical information, including obtaining consent from patients before collecting their personal information, such as contact details, medical histories, and treatment records, implementing strict measures to protect patient data from unauthorized access, loss, or misuse, and facilitating our patients’ right to access their personal data, request corrections, and withdraw consent for the use of their information. This legislation also requires healthcare providers to make reasonable efforts to ensure the accuracy of the personal data collected from the patients as the personal data will likely be used to make a decision that affects the patient. If there are reasons to believe in data breaches that affect a patient’s personal data, the healthcare provider has a duty to assess the severity of said breach. Given the confidentiality of the patients’ medical information, should a breach be severe enough to result in, or is likely to result in, significant harm to the patient, or is of a significant scale, there will be a duty to notify the Personal Data Protection Commission.

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

Intellectual Property and Trademarks

As of December 31, 2025, the Company and its subsidiaries together had filed a significant number of patent and trademark applications in Japan, as well as a substantial number of trademark applications with the International Bureau of the World Intellectual Property Organization. The Company also holds registered patents and trademarks in Japan. Additionally, through the subsidiary acquired in 2024, the Company also holds several trademarks in Singapore. The Company does not have any registered trademarks, domain names, or patents in Vietnam or the United States.

Our registered trademarks include, but are not limited to, “SBC”, “Shonan Beauty Clinic”, “SBCLABO”, “Hair Renaissance”, “SBC MEDISPA”, and “ACNEED”, and are further described in the table below.

Material Contract with Intellectual Property and Trademarks

The MCs and the Company have each entered into a contract with regard to intellectual property as set forth below. The entry dates of these agreements are all September 1, 2023. Regarding the patents, the term of patent agreements is for a period from September 1, 2023 to December 31, 2025. However if neither party makes a written request at least 3 months prior to the expiration of the term, the term of these patent agreements will continue for successive 2 year terms going forward unless terminated by either party. Regarding the trademarks, the term of the trademark agreements is for a period from September 1, 2023 to the expiration dates of the respective trademarks.

Pursuant to these agreements, the Company grants the MCs a non-exclusive right to use Company’s trademarks, as listed in the agreements for the goods and services offered by the MCs in Japan and the U.S. (including U.S. territories) for the duration of the agreement. Pursuant to the Agreements, the MCs cannot grant a sublicense to a third party without the Company’s written consent.

Pursuant to these agreements, the MCs agreed to pay the Company royalties for the license granted, in the form of monthly fees consisting of patent royalties and trademark royalties. The total monthly royalties payable by each MC range from 900,000 yen (excluding tax) to 100,000,000 yen (excluding tax) (comprised of patent royalties ranging from 700,000 yen to 53,000,000 yen and trademark royalties ranging from 200,000 yen to 60,000,000 yen). The aggregate monthly royalties under these agreements are 273,900,000 yen (excluding tax). However, the parties may change such monthly fee by mutual agreement through consultation.

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

As a result of these agreements, the Company collects the following monthly royalty fees from each of the following MCs.

	Patent	Trademark	Total
Medical Corporation Shobikai	53,000,000 yen	14,000,000 yen	67,000,000 yen
Medical Corporation Kowakai	43,000,000 yen	57,000,000 yen	100,000,000 yen
Medical Corporation Nasukai	24,000,000 yen	60,000,000 yen	84,000,000 yen
Medical Corporation Aikeikai	13,000,000 yen	4,000,000 yen	17,000,000 yen
Medical Corporation Jukeikai	700,000 yen	200,000 yen	900,000 yen
Medical Corporation Ritz Cosmetic Surgery	2,000,000 yen	3,000,000 yen	5,000,000 yen
Total	135,700,000 yen	138,200,000 yen	273,900,000 yen

List of Trademarks

Jurisdiction	Application No./ Office’s Reference No.	Registration No.	Trademark	Reference Translation: Trademark
Japan	JP2004-113837	4872872	リッツ・メディカルクリニック	Ritz Medical Clinic
Japan	JP2005-118409	4960547	湘南美容外科クリニック	Shonan Beauty Surgery Clinic
Japan	JP2007-068373	5137474	ＳＢＣ	SBC
Japan	JP2007-087297	5154425	根こそぎ脂肪吸引	Thoroughly liposuction
Japan	JP2008-006713	5188529	心のプチ整形	Petit Plastic Surgery of the Mind
Japan	JP2011-018430	5432190	うるおい女神	goddess of (lucky) directions
Japan	JP2011-027111	5446903	1ＤＡＹリフト	1DAY Lift
Japan	JP2012-004740	5504628	根こそぎベイザーシェービング法	Thoroughly Vaser Shaving Method
Japan	JP2012-035980	5532879	六本木レディースクリニック	Roppongi Ladies Clinic
Japan	JP2012-070102	5554735	マルチプラセンタ	Multi-placenta
Japan	JP2015-076589	5827834	§ＳＢ∞Ｃ	§Ｓ Ｂ ∞Ｃ
Japan	JP2015-123949	5862075	アクセル＋ブレーキ療法	Gas pedal + brake therapy
Japan	JP2016-065374	5922799	VARIO desigin 手術	VARIO design surgery
Japan	JP2016-065380	5922800	サーマアップ	Therma up
Japan	JP2016-108172	5967546	東京リッツ美容クリニック	Tokyo Ritz Cosmetic Clinic
Japan	JP2016-108174	5967547	東京リッツ美容形成外科	Tokyo Ritz Cosmetic Plastic Surgery
Japan	JP2018-005037	6135218	フォーエバー二重術	Forever Double Surgery
Japan	JP2018-109281	6246705	ＳＢＣ ＭＥＤＩＳＰＡ	SBC MEDISPA
Japan	JP2007-068373	6258359	ＳＢＣ	SBC
Japan	JP2019-006775	6219739	Ｈａｉｒ Ｒｅｎａｉｓｓａｎｃｅ	Hair Renaissance
Japan	JP2019-095442	6316271	レグノクリニック	Regno Clinic
Japan	JP2019-116526	6311044	ＳＢＣ／ＭＥＤＩＳＰＡ	SBC/MEDISPA
Japan	JP2020-007680	6440611	リバスト	Rebast
Japan	JP2020-007681	6440612	週末二重	Weekend Double Surgery
Japan	JP2020-007682	6440613	腫れずらいスクエア二重	Square bifold surgery with minimal swelling
Japan	JP2020-007719	6411821	湘南美容クリニック	Shonan Beauty Clinic
Japan	JP2020-007686	6442941	リッチフェイス	Rich face
Japan	JP2020-007689	6440614	湘南二重	Shonan bifid surgery
Japan	JP2020-007697	6442942	プリマリフト	PrimaLift
Japan	JP2020-007698	6452042	３D注入豊胸	3D Injection Breast Augmentation
Japan	JP2020-007699	6442943	プレミアム注入豊胸	Premium Injection Breast Augmentation
Japan	JP2020-087298	6489169	パシャ助	Pashazo
Japan	JP2020-106484	6427255	フィナス	Finas
Japan	JP2021-057107	6531258	YELLクリニック	YELL Clinic
Japan	JP2021-057108	6531259	湘南美容YELLシリーズ	Shonan Beauty YELL Series
Japan	JP2021-057101	6531256	メディカルサイズダウン	Medical Size Down
Japan	JP2021-057102	6531257	フィナス治療	Finas Medical Treatment
Japan	JP2021-057109	6531260	ベビースキンライト	Baby Skin Light
Japan	JP2021-057110	6571732	シミ取り10	Stain Removal 10
Japan	JP2021-057111	6531261	ワンデーリフトアップ	One Day Lift Up
Japan	JP2021-057112	6551007	ピュアグラフト1UP	Pure Graft 1UP
Japan	JP2021-104550	6554074	ミスト脱毛	Mist hair removal

Japan	JP2022-022482	6753631	湘南美容皮フ科	Shonan Beauty Dermatology
Japan	JP2022-022483	6611984	メディカルサイズダイエット	Medical-size diet
Japan	JP2022-022488	6668667	Teen二重	Teen double
Japan	JP2022-067044	6858201	SBCイテウォンビューティークリニック	SBC Itaewon Beauty Clinic
Japan	JP2022-067045	6858202	SBC梨泰院ビューティークリニック	SBC Itaewon Beauty Clinic
Japan	JP2022-076824	6673722	ミストシャワー脱毛	Mist shower hair removal
Japan	JP2022-135452	6693235	ＡＣＮＥＥＤ	ACNEED
Japan	JP2022-143153	6772456	Ｓｈｏｎａｎ Ｂｅａｕｔｙ Ｃｌｉｎｉｃ	Shonan Beauty Clinic
Japan	JP2022-143155	6826211	ＳＢＣ Ｍｅｄｉｃａｌ Ｇｒｏｕｐ	SBC Medical Group
Japan	JP2007-068373	6896314	ＳＢＣ	SBC
Japan	JP2022-143158	6826212	ＳＢＣメディカルグループ	SBC Medical Group
Japan	JP2022-143167	6701665	HRスプレー	HR Spray
Japan	JP2022-143168	6711815	ギャラ・ドクターライト	Gala Dr. Light.
Japan	JP2022-143191	6702890	プラチナカクテル	Platinum Cocktail
Japan	JP2022-143150	6793985	ＳＢＣ (logo)	SBC (logo)
Japan	JP2022-143201	6793624	ＳＢＣ ＡＲＴＭＡＫＥ ＳＣＨＯＯＬ	SBC ARTMAKE SCHOOL
Japan	JP2022-143151	6735600	湘南美容外科	Shonan Beauty Surgery
Japan	JP2020-007719	6735601	湘南美容クリニック	Shonan Beauty Clinic
Japan	JP2022-143156	6735602	ＳＢＣＬＡＢＯ	SBCLABO
Japan	JP2018-109281	6711813	ＳＢＣ ＭＥＤＩＳＰＡ	SBC MEDISPA
Japan	JP2011-018430	6711814	うるおい女神	goddess of (lucky) directions
Japan	JP2022-143165	6701663	HRタブレット	HR Tablet
Japan	JP2022-143166	6701664	HRアクア	HR Aqua
Japan	JP2022-143169	6711816	スソドライ	soot-dry
Japan	JP2022-143171	6702889	うる艶美髪カクテル	Lush and beautiful hair cocktail
Japan	JP2022-143173	6711817	ジュリエット	Juliet
Japan	JP2022-143179	6711818	スマートシェイプリフト	Smart Shape Lift
Japan	JP2022-143181	6708518	アクネソニック	acnesonic
Japan	JP2022-143184	6708519	脂肪溶解リニア	Lipolysis Linear
Japan	JP2022-143189	6708521	ボディスッキリQ＋	Body Refresh Q+
Japan	JP2022-143190	6708522	フォトダブル	photo double
Japan	JP2022-143194	6708523	スマートメソセラピー	smart mesotherapy
Japan	JP2022-143196	6708524	リポフラット	Lipo flat
Japan	JP2022-143197	6708525	ジェットメソセラピー	Jet Mesotherapy
Japan	JP2022-143199	6722690	ＳＢＣメディカルグループホールディングス	SBC Medical Group Holdings, Inc.
Japan	JP2022-143200	6722691	ＳＢＣ Ｍｅｄｉｃａｌ Ｇｒｏｕｐ Ｈｏｌｄｉｎｇｓ	SBC Medical Group Holdings
Japan	JP2022-143187	6708520	輪郭スッキリQ＋	Contouring Q+
Japan	JP2022-147132	6861583	ノンシェーブン	non-shaven
Japan	JP2022-147133	6861584	スマートFUE	Smart FUE
Japan	JP2022-147134	6861585	シークレットシェイブン	secret shaven
Japan	JP2022-147135	6861586	ダブルマトリックス	double matrix
Japan	JP2022-147136	6861587	スマートメソ	smart method
Japan	JP2022-147137	6861588	クイックメソ	Quick Meso
Japan	JP2022-147138	6861589	ジェットメソ	jet meso
Japan	JP2022-147140	6829876	クイックコスメティーク	Quick Cosmetics
Japan	JP2022-147144	6829877	SBC Ｔｅｅｎ二重	SBC Teen Double

Japan	JP2022-147145	6829878	SBC Ｔｅｅｎ脱毛	SBC Teen Hair Removal
Japan	JP2022-147142	6711819	SBC MEDISPA ホワイトサプリメント	SBC MEDISPA White Supplement
Japan	JP2022-135452	6702894	ACNEED	ACNEED
Japan	JP2022-147146	6711820	SBCハイブリッドセラミック	SBC Hybrid Ceramic
Japan	JP2022-147147	6711821	SBCマウスピース	SBC Mouthpiece
Japan	JP2022-147139	6757836	女優注射	Actress Injection
Japan	JP2022-147141	6702893	ナノメソッドHQ	Nano Method HQ
Japan	JP2022-150060	6774385	Fat Padリフト	Fat Pad Lift
Japan	JP2022-150061	6774386	週末リフト	Weekend Lift
Japan	JP2022-150065	6774387	エイジングリフト	Aging Lift
Japan	JP2022-150047	6751859	リバース小顔	Reverse face
Japan	JP2022-150056	6751864	1DAYリッチフェイス	1DAY Rich Face
Japan	JP2022-150048	6751860	リバース二重	Reverse double
Japan	JP2022-150052	6751861	1DAYモデル小顔	1DAY Model Small Face
Japan	JP2022-150053	6751862	1DAYフル梨泰院	1DAY Full Itaewon
Japan	JP2022-150054	6751863	1DAYモデル体型	1DAY Model Body Shape
Japan	JP2023-038088	6782966	目袋3脂肪	Eye bag 3 fat
Japan	JP2023-038089	6782967	ぽろぽろ脱毛	Poroporo Hair Removal
Japan	JP2023-038090	6782968	リバスト注射	Livestock Injection
Japan	JP2023-038092	6782969	余髪	extra hair
Japan	JP2023-038087	6744631	SBC AI	SBC AI
Japan	JP2023-040937	6737348	ＨＡＩＲＳＰＡ	HAIRSPA
Japan	JP2023-073150	6777865	SBC DreamMeeting	SBC DreamMeeting
Japan	JP2023-073151	6777866	DreamMeeting	DreamMeeting
Japan	JP2023-076804	6826221	ＳＢＣ４方向リフト	SBC 4-way lift
Japan	JP2007-068373	6826225	ＳＢＣ	SBC
Japan	JP2023-080594	6826229	Ｑｕｉｃｋ ｃｏｓｍｅｔｉｃ ｄｏｕｂｌｅ	Quick cosmetic double
Japan	JP2023-080595	6826230	Ｓｈｏｎａｎ Ｂｅａｕｔｙ Ｃｌｕｂ	Shonan Beauty Club
Japan	JP2023-080584	6826223	湘南美容	Shonan Aesthetic
Japan	JP2023-080584	6889988	湘南美容	Shonan Aesthetic
Japan	JP2022-143200	6826224	ＳＢＣ Ｍｅｄｉｃａｌ Ｇｒｏｕｐ Ｈｏｌｄｉｎｇｓ	SBC Medical Group Holdings
Japan	JP2005-118409	6889983	湘南美容外科クリニック	Shonan Beauty Surgery Clinic
Japan	JP2022-143151	6889984	湘南美容外科	Shonan Beauty Surgery
Japan	JP2022-143156	6826226	ＳＢＣＬＡＢＯ	SBCLABO
Japan	JP2018-109281	6826227	ＳＢＣ ＭＥＤＩＳＰＡ	SBC MEDISPA
Japan	JP2020-007719	6889985	湘南美容クリニック	Shonan Beauty Clinic
Japan	JP2022-143153	6889986	Ｓｈｏｎａｎ Ｂｅａｕｔｙ Ｃｌｉｎｉｃ	Shonan Beauty Clinic
Japan	JP2023-080593	6826228	ＱＣＷ	QCW
Japan	JP2023-123325	6858214	ＳＢＣ ＡＲＴ	SBC ART
Japan	JP2023-143680	6858240	ＳＢＣ ＴＩＭＥＬＥＳＳ Ｃ	SBC TIMELESS C
Japan	JP2024-010669	6907834	リッツ美容外科	Ritz Cosmetic Surgery
Japan	JP2024-033024	6902614	脂肪細胞ズ(logo)	Fat Cells(logo)
Japan	JP2024-033025	6902615	脂肪細胞ズ(logo)	Fat Cells(logo)
Japan	JP2024-033026	6902616	脂肪細胞ズ(logo)	Fat Cells(logo)
Japan	JP2024-033027	6902617	脂肪細胞ズ	Fat Cells
Japan	JP2024-068007	6907835	週末豊胸	Weekend Breast Augmentation
Japan	JP2024-068008	6990454	ママ豊胸	Mom Breast Augmentation
Japan	JP2024-064654	6891119	ＬＩＦＴＹ	LIFTY

Japan	JP2024-077907	6847738	韓流肌	Hallyu Skin
Japan	JP2024-077906	6847737	韓流肌(logo)	Hallyu Skin(LOGO)
Japan	JP2024-092611	6923687	悪玉M字ホルモン	Bad M Hormone
Japan	JP2024-100228	-	ナチュラル脂肪注射	Natural Fat Injection
Japan	JP2024-111773	6921116	白玉タチオン	Shiratama Tathion
Japan	JP2025-017863	-	情熱経営	Jonetsu (Passion)-Driven Management
Japan	JP2025-017864	-	情熱美容	Jonetsu (Passion) Beauty
Japan	JP2025-017865	-	情熱美容医療	Jonetsu (Passion) Aesthetic Medicine
Japan	JP2025-017866	-	情熱美容液	Jonetsu (Passion) Serum
Japan	JP2025-026648	6968498	白玉習慣	Shiratama Habit
Japan	JP2025-049518	-	ラインクロス二重術	Line Cross Double Surgery
International registration	-	1753626	ＳＢＣ ＭＥＤＩＳＰＡ	SBC MEDISPA
International registration	-	1753629	ＱＣＷ	QCW
International registration	-	1753670	Ｑｕｉｃｋ ｃｏｓｍｅｔｉｃ ｄｏｕｂｌｅ	Quick cosmetic double
International registration	-	1753627	Ｓｈｏｎａｎ Ｂｅａｕｔｙ Ｃｌｉｎｉｃ	Shonan Beauty Clinic
International registration	-	1753628	Ｓｈｏｎａｎ Ｂｅａｕｔｙ Ｃｌｕｂ	Shonan Beauty Club
International registration	-	1754273	湘南美容クリニック	Shonan Beauty Clinic
International registration	-	1754406	ＳＢＣ (logo)	SBC (logo)
International registration	-	1754407	湘南美容	Shonan Aesthetic
International registration	-	1753672	ＳＢＣ Ｍｅｄｉｃａｌ Ｇｒｏｕｐ Ｈｏｌｄｉｎｇｓ	SBC Medical Group Holdings
International registration	-	1754271	湘南美容外科クリニック	Shonan Beauty Surgery Clinic
International registration	-	1753673	ＳＢＣ	SBC
International registration	-	1754272	湘南美容外科	Shonan Beauty Surgery
International registration	-	1753625	ＳＢＣＬＡＢＯ	SBCLABO
Singapore	2017/3591939103Q	40201708950W	N/A	The Chelsea Clinic
Singapore	2017/292151539X	40201618496V	N/A	Gangnam Laser Clinic
Singapore	TM/19/05/2849	40201910975V	N/A	SkinGO! (Singapore)
Singapore	TM/2021/09/036	40202123160R	N/A	Bio White
Indonesia	JID2019080729	IDM000859320	N/A	SkinGO! (Indonesia)
Australia	TM/19/11/040	2055203	N/A	SkinGO! (Australia)

Our patents and patent applications, as further described in the table below, include, but are not limited to, specialized technologies for procedures such as puncture devices for buried double eyelid procedures, simplified buried method surgical equipment, proprietary surgical sutures, silicone bags for breast augmentation simulations, and microscopic hair volume evaluation method for the treatment of androgenetic alopecia. Additionally, we have developed patent-pending safety management methods for procedures such as full-incision double eyelid surgery, lateral canthoplasty, brow lift procedures, cheek sagging prevention methods, and hair removal safety management methods. Furthermore, we have established unique safety management methods for tattoo removal treatments and hyperhidrosis procedures. By leveraging these patented and patent-pending technologies, our franchisee clinics enhance the safety and efficiency of these cosmetic surgery procedures.

The English “Reference Translation” included in the trademark table above is provided for reference purposes only to assist readers and does not represent our official English-language trademarks or trade names. We do not claim any rights in such reference translations independent of the trademarks as registered or used in their original form.

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

Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136746	Application Pending	Patent for a skin treatment method and process analysis using specific wavelength light and machine learning procedure adherence verification
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136747	Application Pending	Using Machine Learning for Auditing Beauty Treatment Procedures
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136748	Application Pending	Machine learning model for quality auditing of ThermaCool procedure
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136749	Application Pending	Invention of process using machine learning model to analyze hospital procedure images for automatic procedural audit.
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136750	Application Pending	Invention on creating a learning model using machine learning methods for auditing procedures in beauty clinics, particularly the ‘Thermacool Eye’ procedure, based on sequential image data.
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136751	Application Pending	A medical audit system for beauty clinics utilizing machine learning for procedure adherence and quality improvement
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136752	Application Pending	Machine learning based auditing and feedback on beauty clinic procedures by using treatment images and analysis
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136753	Application Pending	Enlighton’s laser treatment procedure learning model based on hospital images and machine learning for auditing treatment alignment
Safety Management Method for Skin Treatment	Patent	Japan	8/25/2023	JP2023-136754	Application Pending	System using machine learning to recognize and audit treatment procedures in clinics

Safety Management Method for Tattoo Removal Treatment	Patent	Japan	8/25/2023	JP2023-136755	Application Pending

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

	Patent	Japan	7/25/2023	JP2023-120759	Application Pending	A system related to breast augmentation surgery using the Subpectoral method, comprising a manual adherence monitoring system, display guide system, compliance record system, and robotics application.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for the ENT method.	Patent	Japan	7/25/2023	JP2023-120760	Application Pending	The manual paper discusses the ENT method including systems for manual compliance monitoring, display guides, recording adherence and the use of robotics.

Manual compliance monitoring systems, manual display guide systems, manual compliance recording systems, and robotics application systems related to MMBAG compression methods.	Patent	Japan	7/25/2023	JP2023-120761	Application Pending	Document on MMBAG compression method featuring monitoring, display guide, compliance recording, and robotics application systems
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for MMBAG breath band fixation method.	Patent	Japan	7/25/2023	JP2023-120762	Application Pending	Patent on MMBAG wristband fixation method in compliance monitoring, manual display guide, compliance recording and robotics application systems
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for SNP breast duct preservation method.	Patent	Japan	7/25/2023	JP2023-120763	Application Pending	System related to SNP ductal preservation method including manual adherence monitoring, display guide, record system and robotics application
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for SNP conventional method.	Patent	Japan	7/25/2023	JP2023-120764	Application Pending	SNP method involves systems for monitoring, displaying, recording manual adherence, and applying robotics.

LA Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for the nipple base excision method.	Patent	Japan	7/25/2023	JP2023-120765	Application Pending	Document on LA mammary papillary base resection method, discussing compliance monitoring, guide and recording systems, and robotic application
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for LA nipple circumference excision method.	Patent	Japan	7/25/2023	JP2023-120766	Application Pending	A system related to the LA nipple periphery excision method, featuring a manual compliance monitoring, display guide, recording system, and applications in robotics.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for the method of sunken nipple removal.	Patent	Japan	7/25/2023	JP2023-120767	Application Pending	A system related to the innie nipple method, including monitoring, display guide, compliance recording, and robotics application systems.
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for Montgomery gland removal method.	Patent	Japan	7/25/2023	JP2023-120768	Application Pending	A method for removing Montgomery glands using a manual adherence monitoring, display guide, recording system, and robotics application system.

Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for breast reduction round method.	Patent	Japan	7/25/2023	JP2023-120769	Application Pending	Patent for a manual and robotic system for monitoring, guiding and recording compliance in breast reduction surgeries using the ‘Round method’
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for the inverted T-shape breast reduction method.	Patent	Japan	7/25/2023	JP2023-120770	Application Pending	An oversight and guidance system for ‘Reverse T’ breast reduction surgery ensuring procedural adherence and record compliance
Manual compliance monitoring system, manual display guide system, manual compliance record system, and robotics application system for rich face, CRF, and nano rich methods.	Patent	Japan	7/25/2023	JP2023-120771	Application Pending	A system involving RichFace, CRF, and NanoRich methods with manual compliance monitoring, display guide, recording systems and a robotics application.
Manual compliance monitoring systems, manual display guide systems, manual compliance record systems, and robotics application systems related to flagellar methods.	Patent	Japan	7/25/2023	JP2023-120772	Application Pending	The excerpt discusses a system connected to the Flagellar method that incorporates manual compliance monitoring, display guide systems, compliance recording, and robotics application.

Manual compliance monitoring systems, manual display guide systems, manual compliance record systems, and robotics application systems related to balancer handling methods.	Patent	Japan	7/25/2023	JP2023-120773	Application Pending	Systems pertaining to balancer handling including monitoring adherence to manual, manual display guidance, compliance recording, and robotics applications.
Manual compliance monitoring systems, manual display guide systems, manual compliance recording systems, and robotics application systems for muftogun methods.	Patent	Japan	7/25/2023	JP2023-120774	Application Pending

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

Insurance

We do not maintain product liability insurance for the medical devices, products, and equipment that we sell to the MCs as part of our provision of purchasing services, since we are not the manufacturer of those products. We have fire insurance, leaseholder liability insurance, and facility liability insurance for our leased spaces (consisting primarily of office space) in case of damages which may be caused by any incidents or disasters. Further, we maintain cyber insurance in order to combat the increasing risks of cyber-attacks and theft of patient information, which may lead to litigation, damage to our brand, loss of existing customers and potential customers, regulatory violations, suspension of operations, and ultimately deterioration of business performance and financial position. We do not maintain business interruption insurance or key employee insurance for our executive officers. The MCs are responsible for maintaining fire insurance, leaseholder liability insurance, and facility liability insurance for the franchisee clinic properties. Accordingly, we might be subject to liabilities that exceed our insurance coverage. See “Part I, Item 1A. Risk Factors — Risk relating to our business and our industry — Our business is subject to liabilities for which we may not be insured.”

Available Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports electronically with the U.S. Securities and Exchange Commission (“SEC”) and such reports can be accessed on our website at sbc-holdings.com/en, including the Investor Relations section of our website. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. We make available, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with the SEC or otherwise furnishing it to the SEC. SBC Medical Group Holdings Incorporated uses its website (https://sbc-holdings.com/en) to distribute company information and makes available free of charge a variety of information for investors, including our filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after electronically filing that material with, or furnishing it, to the SEC. The information that we post on our website may be deemed material. Accordingly, investors should monitor our website, in addition to following our press releases, filings with the SEC, and public conference calls and webcasts. In addition, investors may opt in to automatically receive email alerts and other information about us when enrolling their email address by visiting the “Email Alerts” section under the “Resources” tab on our website. We do not incorporate the information contained on, or accessible through, our website or related social media channels into this Annual Report on Form 10-K (“Annual Report”) or in any other report or document we file with the SEC, and any references to our website or related social media channels are intended to be inactive textual references only.

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

Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing to meet our long-term liquidity needs as we continue to execute our business strategy. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and the existing stockholders may experience dilution.

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

The financial performance of our franchisees and other alliance partners can negatively impact our business.

As of December 31, 2025, our subsidiaries provide management services to clinics operated by the MCs under a combination of franchisor-franchisee contracts with seven medical corporations and service contracts with Medical Corporation Association Furinkai, Medical Corporation Association Junikai, Medical Corporation Misakikai and General Incorporated Association Miotokai. Accordingly, our financial results are dependent in significant part upon the operational and financial success of our franchisees and other MCs with whom we have service contracts. To the extent we are unable to increase the number of franchise clinic locations in certain locations, are prevented from increasing franchise clinic locations due to historical performance, government regulations, licensing, registrations, or other factors, we will have a material negative impact on future revenues. Our revenue model and cash flows rely heavily on franchise management service fees as well as the expiration of clinic customer reward points. A significant reduction in the total number of new franchisee clinics opened would have a material adverse effect on future revenues. We have established operational standards and guidelines for our franchisees; however, we have limited control over how our franchisees’ businesses are run. While we are responsible for the anticipated success of our entire system of clinics and for taking a longer-term view with respect to system improvements, our franchisees have individual business strategies and objectives, which might conflict with our interests. Our franchisees may not be able to secure adequate financing to open or continue operating their clinics. If they incur too much debt or if economic or sales trends deteriorate such that they are unable to repay existing debt, our franchisees could experience financial distress or even bankruptcy. If a significant number of franchisees become financially distressed, it could harm our operating results through reduced management services revenues and the impact on our profitability could be greater than the percentage decrease in the management services revenues. Closure of franchised clinics would reduce our management services revenues and other sources of income and could negatively impact margins, since we may not be able to reduce fixed costs which we continue to incur.

The interests of our franchisees and other alliance partners may conflict with ours or yours in the future and we could face liability from our franchisees and other alliance partners or related to our relationship with our franchisees and other alliance partners.

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

In addition, various laws and regulations govern our relationship with our franchisees and our potential addition of a franchise clinic location. A franchisee and/or a government agency may bring legal action against us based on the franchisee/franchisor relationships that could result in the award of damages to franchisees and/or the imposition of fines or other penalties against us.

We could face liability from or as a result of our franchisees and other alliance partners.

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

The MCs, even though considered related parties, are independent business operators and are not our employees. Generally speaking, the Company does not exercise control over the day-to-day operations of their clinics (except to the extent governed by our management services contracts). In addition, the CEO of the Company is not able to exert influence over the MC. This is because he neither has any equity interest of the MC nor is a member (or shain) or a director of the MC. In particular, however, relatives of our CEO are able to exert influence over the MC to the extent of the voting rights, since they are shain of the MC. The relatives of our CEO are members of the following MCs for which we provide services:

•
Medical Corporation Shobikai
•
Medical Corporation Kowakai
•
Medical Corporation Nasukai
•
Medical Corporation Aikeikai
•
Medical Corporation Jukeikai
•
Medical Corporation Ritz Cosmetic Surgery
•
Medical Corporation Association Furinkai
•
Medical Corporation Association Junikai
•
Medical Corporation Misakikai
•
General Incorporated Association Miotokai

The relatives of our CEO account for two-thirds of the general meeting of members (or shain), which is the highest decision-making body in these MCs.

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

Franchisees may not have access to the financial or management resources that they need to open the clinics contemplated by their agreements with us or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate an acceptable lease or purchase terms for clinic sites, obtain the necessary permits and government approvals or meet renovation schedules. Any of these problems could slow our growth and reduce our franchise revenues. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new clinics. For these reasons, franchisees may not be able to meet the new clinic opening dates required under the franchise agreements.

If we are unable to obtain, maintain or protect intellectual property rights, in Japan, in Vietnam, in Singapore, in the U.S., in Thailand and throughout the world, we may not be able to compete effectively in our market or globally.

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

Finally, our patent portfolio encompasses all pending patent applications and unpatented intellectual property in various jurisdictions, and the pending patent applications encompassing each of the different technology areas may be assigned different relative and future values, either based on commercial relevance, patent position strength, patent coverage, claim scope, or any other variables associated with intellectual property. That is, some aspects of our patent portfolio may be more valuable than other aspects of our patent portfolio. Inability to obtain patents encompassing critical technologies could more adversely impact our business than inability to obtain patents encompassing other aspects of our business. Thus, adverse events experienced within specific patent portfolios could critically hamper our ability to commercialize and conduct business in these key technology areas.

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

Adverse publicity concerning our failure or perceived failure to comply with legal and regulatory requirements, alleged accounting or financial reporting irregularities, regulatory scrutiny and further regulatory action or litigation could harm our reputation and cause the trading price of our common stock to decline and fluctuate significantly. The negative publicity and the resulting decline of the trading price of our common stock may lead to the filing of stockholder class action lawsuits against us and some of our senior executive officers, and may potentially have further severe impact on the market price of our common stock and divert management’s attention from the day-to-day operations of our company. Our management team plans to conduct additional procedures and actions to mitigate risks of the short seller allegations that the Company may be subject to. Legacy SBC is not a publicly listed entity and has not been the subject of short seller allegations, and this risk factor is discussing allegations that may potentially occur in the future with regard to the Company. As it is in short sellers’ interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions and allegations regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a security short. These short attacks on public entities have, in the past, led to selling of shares in the market. Much of the scrutiny and negative publicity in such circumstances has centered on allegations of a lack of effective internal control over financial reporting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result, many of these companies are now conducting internal and external investigations into the allegations and, in the interim, are subject to stockholder lawsuits and/or SEC enforcement actions. Such a situation could be costly and time-consuming, and could divert management’s attention from the day-to-day operations of our company. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact the market price of our securities and our business operations. However, we may be constrained in the manner in which we can proceed against the relevant short sellers by principles of freedom of speech, applicable state law or issues of commercial confidentiality.

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

We are a relatively young company with a short operating history, and we may not be able to sustain our rapid growth, effectively manage it or implement our business strategies.

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

•
ensure that our franchisee clinics are providing safe, convenient and effective cosmetic services;
•
maintain reliable, secure, high-performance and scalable infrastructure;
•
identify suitable facilities to expand franchisee clinic capacity and customer base;
•
navigate the evolving and complex regulatory environment across all the markets in which we and the managed clinics operate;
•
anticipate and adapt to changing market conditions, including technological developments and changes in the competitive landscape, and adjust, manage and execute our marketing and sales activities to cater to local economic and demographic conditions, cultural differences and customer preferences across all our current and future markets;
•
successfully market our brand;
•
improve and maintain our operational efficiency; and
•
attract, retain and motivate talented employees.

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

Our franchisee and other alliance clinics may not be successful in competing in the cosmetic clinic industry.

We operate in the cosmetic clinic industry by providing management services to our franchisee and other alliance clinics. Companies engaged in businesses similar to those of our franchisee and other alliance clinics are entering the market one after another, and competition is fierce, with a wide range of cosmetic products and service formats. Our policy is to continue to respond to customer needs and enhance its services. However, if these efforts do not produce the anticipated results, or if the emergence of competitor clinics offering cosmetic services leads to customers leaving our franchisee and other alliance clinics, leading to a decrease in revenues generated by our franchisee and other alliance clinics, then our business and performance may be affected since we receive substantial revenue from the MCs as part of our compensation for management services.

Many of our franchisee and other alliance clinics’ current and potential competitors, particularly international competitors, have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, promotion, and support of their clinics.

We expect competition in our industry to intensify in the future in light of increased demand for cosmetic services. Factors affecting competition include, among others, ability to innovate, service quality, reliability, safety, pricing, and customer service. Increased competition may lead to lower revenues generated by our franchisee and other alliance clinics, which may result in downward price pressure and adversely affect our business, financial condition, operating results and prospects, since we receive substantial revenue from the MCs as part of our compensation for management services.

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

We cannot be sure that one or more of these parties to the Non-Competition Agreements will not compete with the Company or solicit its employees or clients in the future. Even if ultimately resolved in its favor, any litigation associated with the Non-Competition Agreements could be time consuming, costly and distract management’s focus from operating the Company’s business. Moreover, states and foreign jurisdictions may interpret restrictions on competition narrowly and in favor of employees. Therefore, certain restrictions on competition or solicitation may be unenforceable. In addition, the Company may not pursue legal remedies if it determines that preserving cooperation and a professional relationship with the former employee, or other concerns, outweigh the benefits of any possible legal recourse or the likelihood of success does not justify the costs of pursuing a legal remedy. Furthermore, the term of the Non-Competition Agreements expires two years following the Closing. Upon expiration of the term, Dr. Aikawa, Ryoji Murata, Yuya Yoshida and Akira Komatsu, each of whom is current or former key personnel of Legacy SBC, and continue to be key personnel of the Company, may solicit employees or customers or clients of the Company. Such persons, because they have worked for Legacy SBC and the Company, may be able to compete more effectively with the Company, or be more successful in soliciting its employees and clients, than unaffiliated third parties.

Any significant change in the customer reward program at our franchisee and other alliance clinics could have a negative impact on our business.

We depend on the customer reward program at our franchisee and other alliance clinics. Effective June 1, 2025, the Company revised the customer rewards program. The customer’s points expire if the customer does not make any additional eligible payment at a participating clinic within one year from the customer’s last eligible payment (subject to certain exclusions and the existence of certain clinics that do not participate in the program). Accordingly, at the time that a customer’s points expire, the Company earns 1 yen (approximately $0.0064) for each customer point that expires. Any material disruption to or changes to the customer reward program at our franchisee and other alliance clinics could harm our brand and adversely affect our operating results. Further, if customers’ practices at our franchisee and other alliance clinics change and the number of reward points that remain unused and expire decreases, then our business and operating results could be adversely affected.

Any significant cybersecurity incident or disruption to our operating systems could subject us to significant reputational, financial, legal and operational consequences.

We depend on our and our franchisees’ and other alliance partners’ operating systems to operate. Any material disruption to or slowdown of our operating systems could cause delays in our management services, which could harm our brand and adversely affect our operating results.

Problems with our telecommunications network providers could adversely affect our services. Our telecommunications network providers could decide to cease providing services to us without adequate notice. Any change in service levels of our telecommunications network or any errors, defects, disruptions or other performance problems with our operating systems or infrastructure could harm our brand and potentially affect our franchisee and other alliance clinics’ access to our management services. If changes in technology cause our operating systems or infrastructure to become obsolete, or if our operating systems are inadequate to support our growth, we could lose customers, and our business and operating results could be adversely affected.

The Company, its subsidiaries, and the MCs could be subject to breaches of security by hackers. Although we proactively employ multiple measures to defend our systems against intrusions and attacks, our measures may not prevent unauthorized access or use of sensitive data.

A cybersecurity breach could harm our reputation, deter customers and potential customers from buying products or services from our franchisee and other alliance clinics, and result in regulatory penalties due to the sensitive nature of our franchisee and other alliance clinics’ customers’ medical information. In addition, any such breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits and result in the imposition of material penalties and fines.

Uncertainties with respect to the development, and use of artificial intelligence in our business and products may result in harm to our business and reputation.

We have begun incorporating AI into our business activities. As with many innovations, AI presents risks and challenges that could adversely impact our business. The development, adoption and use of AI technologies are still in their early stages, and ineffective or inadequate AI development, deployment or governance practices could result in unintended consequences. For example, AI algorithms may be flawed or may be based on biased or insufficient datasets, and any disruption or failure in the AI functionality we incorporate into our business activities could adversely impact our business or result in delays or errors in our offerings. In addition, the successful development and deployment of AI in our business depends on our ability to timely and effectively upskill our existing workforce and attract and retain personnel with AI‑related skills and experience. Competition for AI‑native talent is intense, and if we are unable to develop or recruit the necessary capabilities, we may be unable to fully realize potential efficiency gains, innovation opportunities or competitive advantages from AI, or to respond effectively to AI‑enabled competitive, technological or regulatory developments. Conversely, any failure to successfully develop and deploy AI in our business activities could adversely affect our competitiveness, particularly if our competitors successfully deploy AI, and the development and deployment of AI will require additional investment and increase our costs. There also may be real or perceived social harm, unfairness or other outcomes that undermine public confidence in the use and deployment of AI. Any of the foregoing may result in harm to our business, financial condition or reputation.

Furthermore, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI or failure to implement robust governance frameworks to address ethical considerations, such as fairness, transparency, and bias, may impose significant costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

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

We may be exposed to significant product liability claims if the cosmetic products, medical equipment, and medical supplies that we sell do not perform as expected. Any defects in the cosmetic products, medical equipment, and medical supplies that we sell or the misuse of the cosmetic products, medical equipment, and medical supplies that we sell could also result in injury, death or property damage. Our risks in this area are reduced due to the fact that we only act as a seller of the cosmetic products and not as the developer or manufacturer. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about the cosmetic products, medical equipment, and medical supplies that we sell and our business and inhibit or prevent the sale of current and future cosmetic products, medical equipment, and medical supplies by us. Since we are not the developer or manufacturer of the cosmetic products, medical equipment, and medical supplies that we sell, we do not have insurance coverage to cover potential product liability claims. Even if a claim is without merit or subsequently disproven, the claim could nevertheless diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and result of operations.

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

One of our core strategies is international expansion. We generally have less experience in marketing and providing management services to franchisee clinics in markets outside Japan. International expansion will require us to invest significant capital and other resources, and our efforts may not be successful. International franchisee clinic operations are subject to risks such as:

•
limited brand recognition;
•
costs associated with establishing new supplier networks;
•
difficulty in finding qualified franchise partners;
•
inability to anticipate changes in local market conditions, economic landscapes, and consumers’ preferences and customs;
•
difficulties in staffing and managing foreign operations;
•
lack of familiarity with and understanding of the local legal, regulatory and policy frameworks, as well as burdens of complying with a wide variety of local laws and regulations, including those governing personal and customer data protection and safety control;
•
political and economic instability;
•
trade restrictions;
•
differing employment laws and practices, as well as potential labor disruptions;
•
the imposition of government controls;
•
lesser degrees of intellectual property protection;
•
tariffs and customs duties and the classifications of the cosmetic products, medical equipment, and medical supplies that we sell by applicable governmental bodies; and
•
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

Our franchisee and other alliance clinics, and our clinics in Vietnam and Singapore depend on a continuous supply of utilities, such as electricity and water, to operate. Any disruption to the supply of electricity or other utilities may disrupt the services that are provided at our franchisee and other alliance clinics and our clinics in Vietnam and Singapore. This could adversely affect our ability to provide cosmetic services to the customers of our franchisee and other alliance clinics and our clinics in Vietnam and Singapore, and consequently may have an adverse effect on our business and results of operations since we receive substantial revenue from the MCs as part of our compensation for management services. In addition, fire, natural disasters, pandemics or extreme weather, including droughts, floods, typhoons or other storms, or excessive cold or heat, could cause power outages, fuel shortages, water shortages, damage to our franchisee and other alliance clinics and our clinics in Vietnam and Singapore, or disruption of transportation channels, any of which could impair or interfere with the operations of our franchisee and other alliance clinics and our clinics in Vietnam and Singapore. We cannot assure you that such events will not happen in the future or that we will be able to take adequate measures to mitigate the likelihood or potential impact of such events, or to effectively respond to such events if they occur.

Our business and prospects depend significantly on our ability to build our Shonan Beauty Clinic brand.

Our business and prospects are heavily dependent on our ability to build, maintain and strengthen the Shonan Beauty Clinic brand. If we do not continue to establish, maintain and strengthen our brand, we may lose the opportunity to build a larger mass of customers for our franchisee and other alliance clinics. Promoting and positioning our brand will likely depend significantly on our franchisee and other alliance clinics’ ability to provide high-quality cosmetic treatments and engage with the customers as intended. In addition, we expect that our ability to develop, maintain and strengthen the Shonan Beauty Clinic brand will also depend heavily on the success of our branding efforts. Such efforts mainly include advertising for the franchisee and other alliance clinics as part of the management services that we provide to the MCs. To promote our brand, we may be required to change our branding practices, which could result in substantially increased expenses. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

Our Shonan Beauty Clinic brand could be subject to adverse publicity if incidents related to the services provided at our franchisee and other alliance clinics or our clinics in Vietnam or Singapore have occurred, whether or not we are at fault. In particular, given the popularity of social media, including Facebook, X (formerly Twitter), TikTok, LinkedIn and Instagram in Japan, any negative publicity, regardless of its truthfulness, could quickly proliferate and harm consumer perceptions of and confidence in our brand. Furthermore, we may be affected by adverse publicity related to our franchisees or other partners, whether or not such publicity is related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions of the quality of the services at our franchisee and other alliance clinics and our clinics in Vietnam and Singapore. In addition, from time to time, the services at our franchisee and other alliance clinics and our clinics in Vietnam and Singapore are evaluated and reviewed by third party customers. Any unfavorable reviews could adversely affect consumer perceptions of our brand and the quality of services provided at our franchisee and other alliance clinics and our clinics in Vietnam and Singapore.

Our employees, agents, business partners or subcontractors may engage in misconduct or other improper activities, which could cause us to lose contracts, expose us to damages, harm our reputation and diminish investor confidence in our company.

We are exposed to the risk that an employee or subcontractor could commit fraud or other misconduct, including noncompliance with laws (including anti-bribery laws) or insider trading, which could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, lead to civil and criminal penalties and related stockholder lawsuits, cause us to incur significant legal fees, and damage our reputation. As initially disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2025, we previously identified a significant incident involving employee misconduct and misappropriation of funds at a subsidiary, which required investigative efforts and resulted in the restatement of certain prior-period financial statements. Although management has implemented remedial measures, similar misconduct could occur in the future and could result in investigative costs, management distraction, reputational harm and financial impacts.

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

We believe that the cosmetic services provided at our franchisee and other alliance clinics and our clinics in Vietnam and Singapore are generally safe, however, there is a possibility of risk when undergoing any cosmetic procedure. On rare occasions, a cosmetic procedure may not go as planned, which may result in an adverse reaction, injury, accidents, casualty, or damages, and subject us to lawsuits.

Also, negative public perceptions regarding the safety of cosmetic procedures, even if such incident does not involve our franchisee and other alliance clinics or our clinics in Vietnam and Singapore, could seriously harm our business. While we have implemented safety procedures related to the provision of cosmetic services at our franchisee and other alliance clinics and our clinic, a safety issue related to the cosmetic services provided could disrupt our operations, which could have a negative impact on our business, financial condition and result of operations or could lead to adverse publicity.

If our franchisee and other alliance clinics or our clinics in Vietnam or Singapore fail to comply with environmental and work safety laws and regulations, the Company and the franchisee and other alliance clinics could become subject to fines or penalties or incur costs that could harm our business.

The Company, its subsidiaries, and the MCs are subject to numerous environmental and work safety laws and regulations. For more details, see “Part I, Item 1. Business — Government Regulation and Environmental Matters” in this Annual Report. The Company, its subsidiaries, and the MCs also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations. Environmental and social laws and regulations have tended to become increasingly stringent. There has been increased global focus on environmental and social issues and it is possible that countries may potentially adopt more stringent standards or new regulations in these areas. To the extent regulatory changes occur in the future, they could result in, among other things, increased costs to the Company, its subsidiaries, and the MCs. In addition, the Company, its subsidiaries, and the MCs may incur substantial costs in order to comply with current or future environmental and work safety laws and regulations. These current or future laws and regulations may impair our franchisee and other alliance clinic growth efforts. The Company, its subsidiaries, and the MCs’ failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions, which could directly result in a material adverse effect with respect to the Company and/or its subsidiaries, since we receive substantial revenue from the MCs as part of our compensation for management services.

If our business partners, independent contractors, suppliers, or franchisee and other alliance clinics fail to use ethical business practices and comply with applicable laws and regulations, our brand image could be harmed due to negative publicity beyond our own control.

Our reputation is sensitive to allegations of unethical business practices. We do not control the business practices of our business partners, independent contractors, suppliers, or franchisee and other alliance clinics (except to the extent of the guidelines that we provided to the franchisee and other alliance clinics). Accordingly, we cannot guarantee their compliance with ethical business practices, such as environmental responsibilities, fair wage practices, and compliance with child labor laws, among others. A lack of demonstrated compliance could lead us to seek alternative business partners, independent contractors, or suppliers, which could increase our costs and result in disruptions of our operations. Violation of labor or other laws by our business partners, independent contractors, suppliers, or franchisee and other alliance clinics or the divergence of their labor or other practices from those generally accepted as ethical in the markets in which we do business could also attract negative publicity, diminish our brand image and reduce demand for cosmetic services at our franchisee and other alliance clinics and our clinics in Vietnam and Singapore.

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

Concerns or claims about our practices with regard to the processing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and results of operations. In Japan, governmental authorities have enacted a series of laws and regulations to enhance the protection of privacy and data. We may need to adjust our business to comply with data security requirements and other laws and regulations from time to time. In Japan, the Act on the Protection of Personal Information (the “APPI”) and its related guidelines impose various requirements on businesses, including us, that use databases containing personal information. Under the APPI, the Company, its subsidiaries, and the MCs are required to lawfully use personal information we have obtained within the purpose of use we have specified and take appropriate measures to maintain the security of such personal information. The Company, its subsidiaries, and the MCs are also restricted from providing the personal information of a person (the “principal”) to third parties without the consent of the principal. In addition, in the event of a leak, loss, damage or other incident concerning the security of personal data that is likely to harm an individual’s rights and interests as provided in the relevant regulation, the relevant business operator is required to report the incident to the Personal Information Protection Commission and, in certain circumstances, notify the affected individuals (Article 26 of the APPI). The APPI also includes regulations relating to the handling of sensitive personal data and anonymized personal information and the transfer of personal information to foreign countries. A Personal Information Handling Business Operator (as defined below) shall not transfer a person’s personal data to third parties, including its affiliated entities without the prior consent of the principal unless an exception applies (Article 27, Paragraph 1 of the APPI). Except in certain cases prescribed under the APPI, transfers of personal data to a party outside Japan generally require the principal’s consent, and prescribed information regarding the foreign data protection regime and the recipient’s safeguards must be provided when obtaining such consent (Article 28 of the APPI). A failure by the MCs to comply with the APPI may harm our franchised brand and directly result in a reduction of the Company’s revenue, since we receive substantial revenue from the MCs as part of our compensation for management services.

As laws and regulations in Japan on the protection of privacy and data are constantly evolving, complying with new laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by such laws, regulations or obligations. Any failure on our part to comply with applicable laws or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, collection, transfer, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing customers of our franchisee and other alliance clinics and our clinics in Vietnam and Singapore from obtaining services or result in investigations, fines, suspension of our app, or other penalties by government authorities and private claims or litigation, any of which could materially adversely affect our business, financial condition and results of operations. In addition, the interpretation and application of the aforementioned laws and regulations are often uncertain and in flux. Our practice may become inconsistent with these laws and regulations.

Our platform and internal systems depend on the ability of software and hardware developed and maintained internally and/or by third parties to store, retrieve, process and manage immense amounts of data, including personal information or other privacy-related matters. The software and hardware on which we rely may now or in the future contain, undetected programming errors, bugs, or vulnerabilities which may result in errors or compromise our ability to protect the data of our users and in turn adversely affect our business, financial condition and operating results. Any systems failure or compromise of security that results in the unauthorized access to or release of the data, photo or messaging history of our users could significantly limit the adoption of our services, as well as harm our reputation and brand, result in litigation against us, liquidation and other damages, regulatory investigations and penalties, and we could be subject to material liability.

If customers of our franchisee and other alliance clinics or our clinics in Vietnam or Singapore allege that we have improperly used, released or disclosed their personal information, we could face legal claims and reputational damage. We may incur significant expenses to comply with privacy, consumer protection and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. A major breach of our network security and systems could create serious negative consequences for our business and future prospects, including possible fines, penalties, reduced customer demand for services at our clinics in Vietnam and Singapore and our franchisee and other alliance clinics, and harm to our reputation and brand. See “Part I, Item 1. Business — Government Regulation and Environmental Matters — Japan Laws and Regulations” in this Annual Report for further details.

Failure by the MCs and other independently operated clinics and physicians to comply with the Medical Care Act in Japan could subject us to penalties, damage our reputation and brand, and harm our business and results of operations.

The Medical Care Act defines rights and obligations regarding medical treatment, advertisement, authority, license, treatment of information, safety and security for patients, doctors and other individuals and organizations engaged in medical activities in Japan. A failure by the MCs or other independently operated clinics to comply with the Medical Care Act may harm our franchised brand and directly result in a reduction of the Company’s revenue, since we receive substantial revenue from the MCs as part of our compensation for management services.

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

Other than the acquisitions and investments described elsewhere in this Annual Report, we do not currently have any specific acquisition plans; however, if appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to any required stockholders’ approval, we may also have to obtain approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable Japanese laws and regulations, which could result in delays and increased costs, and may derail our business strategy if we fail to do so. Furthermore, past and future acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

In particular, our acquisition of a controlling interest in Waqoo involved the purchase of shares from the Company's CEO, a related party, presenting inherent conflicts of interest. Waqoo operates in the regenerative medicine and direct-to-consumer health and beauty products markets, which are subject to risks that differ from our core management services business, including evolving regulatory requirements applicable to regenerative medicine technologies in Japan, dependence on specialized manufacturing capabilities at its cell processing center, competition in the direct-to-consumer e-commerce market, and the inherent uncertainty of research and development activities. Additionally, Waqoo remains listed on the Tokyo Stock Exchange and has minority shareholders whose interests may differ from ours. We consolidate Waqoo on a three-month reporting lag, which may result in delays in identifying and responding to adverse developments at Waqoo. Our equity method investment in OrangeTwist (held through OT Midco) is subject to risks associated with the U.S. medical aesthetics market, including regulatory, competitive and macroeconomic conditions, and our minority ownership position limits our ability to control OrangeTwist's operations or strategy. There can be no assurance that these acquisitions and investments will achieve their intended strategic or financial objectives.

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

Our company, its subsidiaries, and the related parties such as MCs maintain equipment liability insurance, data security insurance and medical accident liability insurance for each clinic. Additionally, for medical devices, pharmaceuticals, etc., for which we serve as a sales agent, the manufacturer assumes primary product liability. However, our company, its subsidiaries, and related parties, such as MCs, bear responsibility for the medical devices and pharmaceuticals used in treatments on end customers. Given the potential for lawsuits or complaints related to medical errors, workmanship, or treatment results, we do not participate in the medical insurance of our company, subsidiaries, or related parties. Due to the difficulty in determining the customer’s subjectivity and the insurance company’s premium payment standards concerning treatment results, we abstain from such insurance coverage.

The financial condition, operational results, and reputation of our company, subsidiaries, or MCs could be adversely affected if a claim is established against us, resulting from injuries or damages sustained by our franchisee and other alliance clinics, or our clinics in Vietnam and Singapore. Such claims, even if unsuccessful, may lead to negative publicity, significant defense costs, and a diversion of management’s time and attention. Furthermore, the absence of business interruption insurance exposes us to potential significant costs and resource diversion in case of disruptions. Additionally, operating jurisdictions like Japan, the United States, or others may impose requirements for maintaining specific minimum liability or other insurance for franchised clinics, potentially increasing service costs.

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

We may be the subject of complaints or litigation from franchisees and other alliance partners, customers, suppliers, employees or other third parties for various actions. The damages sought against us in some of these litigation proceedings could be substantial. We cannot assure you that we will always have meritorious defenses to the plaintiffs’ claims. While the ultimate effect of these legal actions cannot be predicted with certainty, our reputation and the result of operations could be negatively impacted. The proceedings we may be involved in from time to time, including the aforementioned bankruptcy proceedings, could incur substantial judgments, fines, legal fees or other costs and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Any financial or economic crisis or perceived threat of such a crisis may materially and adversely affect our business, financial condition and results of operations.

We are subject to risks inherent in economic volatility and disruptions that may arise. COVID-19 had a severe and negative impact on the global economy from 2020 through 2022, and the global macroeconomic environment still faces numerous challenges. In response to inflation, divergent central bank monetary policy shifts (including interest rate increases in Japan, rate reductions followed by a pause in the United States, and heightened uncertainty across major economies amid ongoing geopolitical and energy price pressures), slowing of economic growth and other factors, stock markets across the world have experienced significant volatility and downward price pressure. The Russia-Ukraine conflict, the conflict in the Middle East and other geopolitical developments in various regions have heightened geopolitical tensions across the world. It is unclear whether these challenges will be contained and what global effects they each may have. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies, including Japan’s. Economic conditions in Japan are sensitive to global economic conditions. Any prolonged slowdown in Japan’s economic development might lead to tighter credit markets, increased market volatility, sudden drops in business and customer confidence, and dramatic changes in business and customer behaviors.

We face risks related to natural disasters and health epidemics, which could significantly disrupt our operations.

Our clinics in Vietnam and Singapore, and our franchisee and other alliance clinics, as well as our corporate offices, are vulnerable to natural disasters and other calamities such as typhoons, tornadoes, floods, earthquakes and other adverse weather and climate conditions, as well as the outbreak of health epidemics. Although we have servers that are hosted in an offsite location, our backup system does not capture data on a real-time basis, and we may be unable to recover certain data in the event of a server failure. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may also give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services to customers at our clinics in Vietnam and Singapore and the ability of the MCs and other operators to provide services at the franchisee and other alliance clinics. In addition, our business could also be adversely affected if our employees are affected by health epidemics and our business and operations may be disrupted. In addition, our results of operations could be adversely affected to the extent that any health epidemic harms the Japanese and global economy in general.

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

We believe our success depends on continuing to invest in the growth of our worldwide operations by expanding franchisee and other alliance clinics to new geographic markets. If the clinic opportunities for our franchisee and other alliance clinics in these new markets are less than anticipated, or if the customer growth or sales in these markets do not meet our expectations, our results of operations and financial condition may be adversely affected.

We believe our success depends on expanding our business into new geographic markets and attracting customers in countries other than primarily in Japan. We anticipate continuing to expand our operations worldwide and have made, and will continue to make, substantial investments and incur substantial costs as we permit franchisee and other alliance clinics to open in new geographic markets. This includes investments in offices, information technology investments, sales, marketing and administrative personnel and facilities. Often we must make these investments when it is still unclear whether a franchisee or other alliance clinic in the new market will justify the costs of these investments. In addition, these investments may be more expensive than we initially anticipate. If our investments are greater than we initially anticipate or if the customer growth or sales in these markets do not meet our expectations or justify the cost of the initial investments, our results of operations and financial condition may be adversely affected. The failure of new franchisee and other alliance clinics would directly impact our success since we receive substantial revenue from the franchisee and other alliance clinics as part of our compensation for management services.

If we fail to maintain an effective system of internal controls over financial reporting, including remediating known material weaknesses in our internal control over financial reporting as of December 31, 2025, we may not be able to report our financial results timely and accurately or prevent fraud, which could adversely affect investor confidence in our company, and in turn, our results of operations and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting.

As previously disclosed, we identified material weaknesses in our internal control over financial reporting as of December 31, 2024. Although our management achieved significant improvements during fiscal year 2025 through actions taken under the remediation plan previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we concluded that those material weaknesses continued to exist as of December 31, 2025. In particular, our internal controls failed to ensure proper oversight and prior authorization of certain non-routine or exception-based related party transactions and executive compensation matters. For further discussion of the material weaknesses identified and our remedial efforts, see Part II, Item 9A, “Controls and Procedures.”

In light of the material weaknesses described above, we performed additional procedures to ensure that the consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, our management has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position, results of our operations and cash flows in accordance with U.S. generally accepted accounting principles (GAAP).

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

•
cease offering products or services that incorporate or use the challenged intellectual property;
•
pay substantial damages;
•
seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or
•
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

As of December 31, 2025, we and our subsidiaries together had filed a significant number of patent and trademark applications in Japan, and have registered numerous patents and trademarks in Japan. Additionally, a substantial number of trademark applications have been filed with the International Bureau of the World Intellectual Property Organization. Through the subsidiary acquired in November 2024, the Company also holds several trademarks in Singapore. However, the Company does not have any registered trademarks, domain names, or patents in Vietnam or the United States.

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

While Japan has established a comprehensive legal framework for the protection of intellectual property rights, the practical scope of protection and enforcement of such rights may vary depending on the nature of the intellectual property and the specific circumstances involved. Accordingly, protection of intellectual property rights in Japan may not be as effective as in the United States or other developed countries. Furthermore, policing unauthorized use of proprietary technologies is difficult and expensive. We and our subsidiaries rely on a combination of trademark and trade secret laws and restrictions on disclosure to protect our and our subsidiaries’ intellectual property rights. Despite our efforts to protect our and our subsidiaries’ proprietary rights, third parties may attempt to copy or otherwise obtain and use our or our subsidiaries’ intellectual property or seek court declarations that they do not infringe upon our or our subsidiaries’ intellectual property rights. Any unauthorized use of our or our subsidiaries’ intellectual property by third parties may adversely affect our current and future revenues and our reputation. Monitoring unauthorized use of our and our subsidiaries’ intellectual property is difficult and costly, and we cannot assure you that the steps we or our subsidiaries have taken or will take will prevent misappropriation of our and our subsidiaries’ intellectual property. From time to time, we or our subsidiaries may have to resort to litigation to enforce our and our subsidiaries’ intellectual property rights, which could result in substantial costs and diversion of our resources.

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

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the cosmetic clinic industry may harm us. Japan, the United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. If economic conditions in Japan, the United States, Singapore, Vietnam, or any other future key markets for our franchisee clinics remain uncertain or deteriorate further, it could adversely affect clinic customers’ ability or willingness to purchase cosmetic products or services and delay prospective customers’ purchasing decisions, all of which could harm our operating results. A decrease in the revenue of the managed clinics (including the franchisee and other alliance clinics) as a result of such worldwide economic conditions would directly result in a reduction of the Company’s revenue since we receive substantial revenue from the MCs as part of our compensation for management services.

We are exposed to fluctuations in currency exchange rates.

Because we report our financial results in U.S. dollars but most of our revenues and incur most of our costs in Japanese yen, we face exposure to movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. Depreciation of the Japanese yen against the U.S. dollar would negatively impact our reported revenue and earnings. As exchange rates vary, revenue, cost of revenue, operating expenses and other operating results, when translated into U.S. Dollars, may differ materially from expectations. In addition, our operating results are subject to fluctuation if our mix of U.S. and foreign currency denominated transactions and expenses changes in the future. Furthermore, global political events and developments, fluctuating commodity prices and trade tariff developments, have caused global economic uncertainty, which could amplify the volatility of currency fluctuations. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to predict our future results and earnings accurately. Although we may apply certain strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications. Additionally, as we anticipate growing our business further outside of Japan, the effects of movements in currency exchange rates will increase as our transaction volume outside of Japan increases.

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

Our common stock began trading on the Nasdaq Global Market under the symbol “SBC” and our public warrants began trading on the Nasdaq Capital Market under the symbol “SBCWW” on September 18, 2024. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing its securities on Nasdaq, the Company must maintain certain financial, distribution and stock price levels. Generally, the Company must maintain a minimum number of holders of its securities (including requirements relating to the minimum number of holders of its securities).

If Nasdaq delists the Company’s securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, the Company could face significant material adverse consequences, including:

•
a limited availability of market quotations for its securities;
•
reduced liquidity for its securities;
•
a determination that our common stock is a “penny stock” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of our common stock may decline.

The market price of our common stock and public warrants may decline for a number of reasons including if:

•
investors react negatively to our operating results or future prospects;
•
our actual financial and operating results are not consistent with the expectations of financial or industry analysts; or
•
we do not achieve the growth as rapidly or to the extent anticipated by financial or industry analysts.

The market price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of common stock and/or public warrants at an attractive price due to a number of factors such as those listed in this Risk Factors section and the following:

•
results of operations that vary from the expectations of securities analysts and investors;
•
results of operations that vary from those of the Company’s competitors;
•
changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•
declines in the market prices of stocks generally;
•
strategic actions by the Company or its competitors;
•
announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•
announcements of estimates by third parties of actual or anticipated changes in the size of the Company’s customer base or the level of customer engagement;
•
any significant change in the Company’s management;
•
changes in general economic or market conditions or trends in the Company’s industry or markets;
•
changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business;
•
additional shares of the Company’s securities being sold or issued into the market by the Company or any of the existing stockholders or the anticipation of such sales, including if the Company issues shares to satisfy restricted stock unit related tax obligations or if existing stockholders sell shares into the market when applicable “lock-up” periods end;
•
investor perceptions of the investment opportunity associated with the Company’s common stock relative to other investment alternatives;
•
the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC;
•
litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of the Company’s competitors;
•
guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance;
•
the development and sustainability of an active trading market for the Company’s common stock;
•
actions by institutional or activist stockholders;
•
developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies;
•
changes in accounting standards, policies, guidelines, interpretations or principles; and
•
other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of the Company’s common stock and public warrants, regardless of the Company’s actual operating performance. In addition, price volatility may be greater if the public float and trading volume of the Company’s common stock and/or public warrants is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If the Company was involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Our securities holders may face limitations in connection with the issuance of shares upon the exercise of our warrants, and additional state securities law requirements could apply if our securities were to become no longer listed on a national securities exchange.

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

While our common stock is currently listed on Nasdaq, we cannot assure you that shares issuable upon the exercise of our warrants will be registered, qualified, or deemed exempt under applicable state securities laws for each holder, or that we will be able to effect such registration or qualification on a timely basis. In addition, if our securities were to be delisted from Nasdaq and not listed on another national securities exchange, additional state securities law requirements could apply and could limit the ability of investors to sell, and on purchasers to buy, our securities.

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

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company (and even after we cease to be an emerging growth company, so long as we remain a non-accelerated filer). This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal controls over financial reporting and we are not. While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s audit process in assessing the effectiveness of our internal controls over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company and cease to be a smaller reporting company (as described below), we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal controls over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

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

•
If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.
•
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

•
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
•
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
•
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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting for the first annual report on Form 10-K following the date on which we are no longer an emerging growth company or a non-accelerated filer. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the value of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Delaware law and the Company certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

The Amended Charter and the Company’s bylaws and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Company’s board of directors and therefore depress the trading price of the Company’s common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the Company’s board of directors or taking other corporate actions, including effecting changes in the management of the Company. Among other things, the Amended Charter and the Company’s bylaws include provisions regarding:

•
the ability of the Company’s board of directors to issue shares of one or more series of preferred stock, out of the Company's “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
a board of directors consisting of one class of directors, with directors generally elected for one-year terms;
•
the limitation of the liability of, and the indemnification of, the Company’s directors and officers;
•
the fact that the total number of directors constituting the Company’s board of directors (other than directors elected by the holders of one or more series of our preferred stock voting separately as a class or series) may be fixed exclusively by our board of directors and the fact that vacancies and newly created directorships on the Company’s board of directors may be filled solely and exclusively by a majority of the directors, which prevents stockholders from being able to fill vacancies and newly created directorships on the Company’s board of directors;
•
limitations on stockholder action by written consent, including that certain actions may be taken by written consent only if approved by a majority of our directors and subject to applicable law;
•
restriction on stockholder action by written consent (except where the action is approved by a majority of our directors), which, absent the approval of a majority of our directors, requires stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors, outside of an annual or special meeting of stockholders;
•
the procedures for the conduct and scheduling of board of directors and stockholder meetings;
•
the ability of the Company’s board of directors to amend the bylaws, which may allow the Company’s board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•
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

The Amended Charter designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between the Company and its stockholders, and also provides that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit the ability of the Company’s stockholders to choose the judicial forum for disputes with the Company or its directors, officers, or employees.

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

The Company is subject to provisions of Section 203 of the DGCL, which is Delaware’s anti-takeover law. In general, Section 203 of the DGCL restricts certain “business combinations” (which generally includes mergers, asset sales and other transactions) with an “interested stockholder” (which is defined generally as a person that, together with the person’s affiliates and associates, owns 15% or more of the Company’s outstanding voting stock) for a period of three years following the date a person became an interested stockholder, unless prior approval of our board of directors is obtained or as otherwise provided. These anti-takeover provisions and other provisions in the Company’s Amended Charter and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of the Company’s board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving the Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause the Company to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in the Company’s board of directors could cause the market price of the Company’s common stock to decline.

Certain provisions of the Company’s bylaws are intended to strengthen the position of the Company’s board of directors in the event of a hostile takeover attempt. These provisions have the effect of providing the Company’s board of directors with the sole power to fix the total number of directors constituting the board of directors, to fill vacancies and newly created directorships on the Company’s board of directors, restricting stockholders’ ability to act by written consent in lieu of a meeting, and prohibiting stockholders from calling special meetings. The Company may include provisions in its certificate of incorporation that may discourage a third party from making a proposal to acquire us, even if some of its stockholders might consider the proposal to be in their best interests. For example, the Company may amend its certificate of incorporation to authorize its board of directors to issue one (1) or more classes or series of preferred stock that could discourage or delay a tender offer or change in control. In addition, the Company may enter into a stockholder rights plan, commonly known as a “poison pill,” that may delay or prevent a change of control.

Provisions in the Amended Charter and Delaware law may have the effect of discouraging lawsuits against the Company and its directors and officers.

The Amended Charter provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on its behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of its directors, officers, or other employees to the Company or its stockholders, (iii) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the DGCL, or the certificate of incorporation or the bylaws or (iv) any other action asserting a claim against the Company, its directors, officers or employees that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware, except (with respect to the foregoing items (i) through (iv)) any claim (a) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery of the State of Delaware (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery of the State of Delaware within ten days following such determination), (b) that is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or (c) for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction, as to which the Court of Chancery and the U.S. federal district court for the District of Delaware shall have concurrent jurisdiction. The Amended Charter also provides that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any of the Company’s securities shall be deemed to have notice of and consented to this provision. This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with the Company or its directors, officers, or employees, which may discourage lawsuits against the Company and its directors, officers, and employees. If a court were to find the exclusive-forum provision to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm its results of operations.

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

As of the date of this Annual Report, Dr. Yoshiyuki Aikawa beneficially owns approximately 85.2% of the voting power of our outstanding common stock. Accordingly, the Company is a “controlled company” within the meaning of applicable rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

•
that a majority of the board consists of independent directors;
•
for an annual performance evaluation of the nominating and corporate governance and compensation committees;

•
that the controlled company has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
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

If the voting power of our capital stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of the date of this Annual Report, Dr. Aikawa beneficially owns approximately 85.2% of the voting power of our outstanding shares of common stock. As a result, Dr. Aikawa has majority voting power over all matters requiring stockholder votes, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

This concentration of voting power may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Dr. Aikawa may not always coincide with our interests or the interests of our other stockholders. This concentration of voting power may also have the effect of delaying, preventing or deterring a change in control of us. Also, Dr. Aikawa may seek to cause us to take courses of action that, in his judgment, could enhance his investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our shares of common stock could decline or stockholders might not receive a premium over then-current market price of our shares of common stock upon a change in control. In addition, this concentration of voting power may adversely affect the trading price of our shares of common stock.

In the event that our common stock price does not exceed the exercise price of the Private Placement Warrants during the period when the Private Placement Warrants are exercisable, the Private Placement Warrants may not have any value.

The Private Placement Warrants, like our public warrants, became exercisable commencing 30 days after the closing of the Business Combination and expire on the fifth anniversary following the closing of the Business Combination. The Private Placement Warrants will have an initial exercise price per share equal to $11.50. In the event that our common stock price does not exceed the exercise price of the Private Placement Warrants during the period when the Private Placement Warrants are exercisable, the Private Placement Warrants may not have any value.

There is no established trading market for the Private Placement Warrants, and the market for the Private Placement Warrants may be highly volatile or may decline regardless of our operating performance. We do not intend to list the Private Placement Warrants, nor do we expect the Private Placement Warrants to be quoted, on any securities exchange.

There must be a current registration statement in order for you to exercise the Private Placement Warrants.

Holders of Private Placement Warrants will be able to exercise the Private Placement Warrants only if a current registration statement relating to the common stock underlying the Private Placement Warrants is then in effect. Although we will attempt to maintain the effectiveness of a current registration statement covering the common stock underlying the Private Placement Warrants, there can be no assurance that we will be able to do so. We will not be obligated to issue shares of our common stock upon exercise of the Private Placement Warrants unless a registration statement under the Securities Act with respect to the shares underlying the Private Placement Warrants is then effective and a prospectus relating thereto is current, and unless the shares issuable upon such exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Private Placement Warrants. If the registration statement covering the shares issuable upon exercise of the Private Placement Warrants is no longer effective, the Private Placement Warrants may only be exercised on a “cashless” basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. If such exemption is not available, holders will not be able to exercise the Private Placement Warrants on a cashless basis.

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

Cybersecurity Risk Management and Strategy

The Company’s Information Systems Department is in charge of network construction and cybersecurity management. If a system failure, serious accident, or sign of such an accident is detected, the Information Systems Department reports to the CEO and other executives, who then consider countermeasures. The following are considered important cybersecurity issues, and countermeasures are being implemented:

•
Malware infection: There is a risk of losing sales due to information leaks or system downtime caused by unauthorized access due to malware infection. We are protecting against this by introducing email training and detection products.
•
Vulnerability: There is a risk of loss of corporate trust and sales opportunities due to system downtime or information leaks caused by the exploitation of vulnerabilities in servers, etc. We are conducting vulnerability assessments for services that are open to the public, and will continue to expand the scope of these assessments in the future.
•
Ransomware: If the system is infected with ransomware, there is a risk of data being encrypted, resulting in business stoppages and information leaks. We have prepared multiple backup mechanisms and recovery procedures in case of damage.
•
Information leaks: If data is taken from databases or other sources due to unauthorized access or internal crime, the Company’s credibility will be lost, resulting in a loss of profits or the occurrence of compensation for damages.
•
Denial of Service (DOS) attacks: There is a risk that a DOS attack could bring down our website and make it impossible to make appointments at clinics, which would have a negative impact on sales. For this reason, we have introduced a WAF to prevent malicious access and DOS attacks.
•
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

Employee Training and Awareness

Cybersecurity threats are monitored and prevented by the head of the Information Systems Department, and the training plan is reported to the CEO and other executives, who implement the following:

•
We are conducting mandatory internal training for the entire company on the safekeeping of personal information and related compliance and awareness.
•
We are conducting recovery simulation training in the event of a system failure.
•
We are conducting email training that simulates malicious attacks.

Third-Party Service Providers

To operate our business, we utilize certain third-party service providers to perform a variety of functions. We may outsource certain operations to third-party service providers. Where we outsource operations involving personal information handling, we appropriately supervise such service providers.

Item 2. Properties.

Our principal executive office is located at 200 Spectrum Center Dr., Suite 300, Irvine, CA 92618, where we lease our office space with an aggregate floor area of approximately 215 square feet from an unrelated third party under an operating lease agreement. We utilize this space for our corporate administration. In addition, our operating subsidiaries conduct business primarily in Japan, utilizing leased office space in Tokyo and other locations.

As of the date of this Annual Report, we do not currently own any of our facilities. The following table shows the location of our primary leased facilities, the name of the entity leasing the space, the annual rent, approximate square footage, primary use, and lease expiration date.

We believe that our existing facilities are generally adequate to meet our current needs, but we expect to seek additional space as needed to accommodate our future growth. There are no major facilities currently inactive. Annual rent below does not include consumption tax, where applicable.

Name of Lessee	Location	Primary Use	Annual rent (US dollars)	Approximate Size in Square Feet	Lease Expiration Date	Note (Related Party)
SBC Medical Group Holdings Incorporated	California	Headquarters	13,546	420	05/31/2026
SBC Medical Group Co., Ltd.	Tokyo	Office	554,317	9,536	10/31/2028
SBC Medical Group Co., Ltd.	Tokyo	Meeting Room	404,275	7,543	12/31/2028
SBC Medical Group Co., Ltd.	Tokyo	Beauty salon	128,398	1,807	1/31/2028
SBC Medical Group Co., Ltd.	Tokyo	Lounge	69,712	1,048	4/22/2028
SBC Medical Group Co., Ltd.	Tokyo	Equipment warehouse	65,072	1,886	5/31/2028
SBC Medical Group Co., Ltd.	Tokyo	Office	100,006	1,935	6/30/2030
SBC Medical Group Co., Ltd.	Tokyo	Main Office	237,357	9,664	8/31/2027
SBC Medical Group Co., Ltd.	Osaka	Office	237,217	6,121	8/31/2026
SBC Medical Group Co., Ltd.	Osaka	Call center	53,898	3,338	7/31/2026
SBC Medical Group Co., Ltd.	Kanagawa	Main Office	10,446	1,882	9/30/2027	Y
SBC Medical Group Co., Ltd.	Tokyo	Call center	114,584	4,853	1/31/2028
SBC Medical Group Co., Ltd.	Sendai	Call center	87,313	5,754	10/31/2026
SBC Sealane Co., Ltd.	Tokyo	Main Office	38,303	4,558	4/30/2026	Y
Wen & Weng Medical Group Pte. Ltd.	Singapore	Office and Clinic	426,792	3,875	9/7/2028
Rochor Clinic Pte. Ltd.	Singapore	Clinic	52,269	742	3/31/2027
Dermasolutions Pte. Ltd.	Singapore	Clinic	75,940	678	9/30/2027
Dermasolutions Services Pte. Ltd.	Singapore	Beauty salon	79,292	259	6/30/2027
Dermasolutions Services Pte. Ltd.	Singapore	Beauty salon	74,825	431	4/23/2026
Dermasolutions Services Pte. Ltd.	Singapore	Beauty salon	71,945	234	6/23/2027
Dermasolutions Services Pte. Ltd.	Singapore	Beauty salon	88,866	312	3/31/2028
Dermasolutions Services Pte. Ltd.	Singapore	Beauty salon	56,061	194	3/21/2028
Dermasolutions Services Pte. Ltd.	Singapore	Beauty salon	107,899	272	7/29/2028
Dermasolutions Services Pte. Ltd.	Singapore	Beauty salon	83,249	291	5/30/2028
Dermasolutions Services Pte. Ltd.	Singapore	Beauty salon	62,687	183	11/19/2028
Dermasolutions Services Pte. Ltd.	Singapore	Beauty salon	76,007	312	11/11/2028
Wen & Weng Family Clinic Pte. Ltd.	Singapore	Clinic	52,736	657	8/31/2028
Waqoo, Inc.	Tokyo	Main Office	122,227	4,731	12/31/2026
Cell Pro Japan Co., Ltd.	Kanagawa	Main Office and R&D facilities	280,595	4,872	7/31/2029

Item 3. Legal Proceedings.

The information required by this item is incorporated by reference to Note 22 (Commitments and Contingencies) in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Global Market under the symbol “SBC” and our public warrants began trading on the Nasdaq Capital Market under the symbol “SBCWW” on September 18, 2024. On March 20, 2026, the closing price of our common stock was $3.70 per share and the closing price of our warrants was $0.2975. On June 30, 2025, our common stock was added to the Russell 3000® Index,

Holders of Record

As of February 28, 2026, we had approximately 21 holders of record of our common stock, with 103,881,251 shares issued, including 1,034,308 shares of treasury stock held by the Company and 270,000 shares held by our wholly owned subsidiary, and 102,576,943 shares outstanding. We also had two holders of record of our warrants, consisting of 11,500,000 Public Warrants originally issued in Legacy Pono’s IPO and 634,375 Private Placement Warrants held by the Sponsor, with total of 12,134,375 warrants issued and outstanding. The number of record holders does not include beneficial owners of common stock or warrants whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

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

Purchases of Equity Securities

In May 2025, our board of directors approved a share repurchase program authorizing up to $5.0 million of repurchases, which was completed in July 2025. On December 29, 2025, our board of directors authorized an additional share repurchase program of up to $20.0 million, pursuant to which we may repurchase shares of our common stock from time to time. On December 31, 2025, we issued a press release announcing the authorization of the program. The program terminates on December 31, 2026, and may be modified, suspended or discontinued at any time in our discretion. We did not repurchase any shares of our common stock during the fourth quarter ended December 31, 2025.

Unregistered Stock Issuances

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

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company and its subsidiaries are primarily focused on providing comprehensive management services to franchisee clinics. These services include advertising and marketing across various platforms (such as social media networks), staff management (such as recruitment and training), booking and reservation services for franchisee clinic customers. We also support franchisee clinics through assistance with employee housing rentals and facility rentals, leasehold improvement services and design of clinics, medical equipment and medical consumables procurement (resale), the provision of cosmetic products to clinics for resale to clinic customers, licensure of the use of patent-pending and non-patented medical technologies, trademark and brand use, IT software solutions (including but not limited to remote medical consultations), management of the customer rewards program (customer loyalty point program), and payment tools.

Our wholly owned subsidiary, SBC Medical Group Co., Ltd., a Japanese corporation (“SBC Medical Sub”, or “SBC Japan”), is designated as a “medical service corporation”. In Japan, a medical service corporation is a legal entity that provides management services to “medical corporations”. The management services are conducted through franchisor-franchisee contracts and/or service contracts between SBC Medical Sub and the medical corporations (and, where applicable, other entities) that own domestic franchisee treatment centers in Japan. These treatment centers provide services including but are not limited to breast augmentation, liposuction, rejuvenation treatments (including treatment of wrinkles, acne, scars, cellulite, excess fat, discoloration, and signs of aging), laser skin toning and spot removal, eyes double fold surgery, rhinoplasty, treatment of osmidrosis and hyperhidrosis, hair transplants, gynecological formation treatments, laser hair removal, face line surgeries, cosmetic dental procedures, tattoo removal, lasik eye surgery, lateral canthoplasty, brow lift procedures, androgenetic alopecia treatment, and cheek sagging prevention methods. Separately, we also enter into franchise arrangements with certain independently operated clinics in Japan pursuant to our Partner Doctor Independence Support Program Agreements, which differ in certain respects from our arrangements with the medical corporations and/or general incorporated associations.

The Company’s subsidiaries have entered into franchisor-franchisee contracts and service contracts with seven medical corporations, consisting of Medical Corporation Shobikai, Medical Corporation Kowakai, Medical Corporation Nasukai, Medical Corporation Aikeikai, Medical Corporation Jukeikai, Medical Corporation Ritz Cosmetic Surgery and, effective as of June 2025, Medical Corporation Association Furinkai. In addition, the Company has entered into service contracts since September 2023 with Medical Corporation Association Furinkai and Medical Corporation Association Junikai; and in July 2025 with Medical Corporation Misakikai and General Incorporated Association Miotokai, following the acquisition of MB career lounge Co., Ltd. (collectively with the seven franchisee medical corporations, the “Medical Corporations and/or General Incorporated Associations” or “MCs”). All of the Medical Corporations and General Incorporated Associations are deemed to be related parties of the Company since relatives of the CEO of the Company are the members* of general meetings of members** of the Medical Corporations or General Incorporated Associations. The CEO of the Company was previously a member* of the six franchisee Medical Corporations until he ceased being a member* in July 2023. The Company, through SBC Medical Sub, owns equity interests*** of six franchisee medical corporations. Although the Company, through SBC Medical Sub, has an equity interest*** to the rights to receive a distribution of residual assets in proportion to the amount of contribution in certain circumstances as provided in the Japanese Medical Care Act and in the articles of incorporation (except Medical Corporation Association Furinkai, Medical Corporation Association Junikai, Medical Corporation Misakikai and General Incorporated Association Miotokai), the Company or SBC Medical Sub does not have voting control over the corporate actions at general meetings of members** of the Medical Corporations or General Incorporated Associations per the requirements of the Japanese Medical Care Act.

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

Financial Overview

For the years ended December 31, 2025 and 2024, we generated revenues of $173,607,489 and $205,415,542, respectively, we reported net income attributable to SBC Medical Group Holdings Incorporated of $50,985,613 and $46,614,275, respectively, and cash flows provided by operating activities of $24,668,496 and $20,582,933, respectively. As of December 31, 2025, we had retained earnings of $240,448,620.

Our primary mission is to provide quality comprehensive management services to the MCs and expand our “Shonan Beauty Clinic” brand. We plan to achieve the mission by maintaining and strengthening our market position and brand in the cosmetic medical treatment management market in Japan, Vietnam and Singapore, and by growing our presence globally.

Further information regarding our business is provided in “Part I, Item 1. Business” of this Annual Report.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024

Because we acquired control of Waqoo, Inc. ("Waqoo") on December 19, 2025 and consolidated the financial information of Waqoo and its subsidiary on a three-month reporting lag, Waqoo’s results of operations did not impact our consolidated results for the year ended December 31, 2025.

The following table summarizes our operating income as reflected in our consolidated statements of operations and comprehensive income for the years ended December 31, 2025 and 2024, and presents information regarding amounts and percentage changes during those periods.

	For the Years Ended December 31,
	2025		2024		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenues, net (including net revenues provided to related parties)	$173,607,489	100.00%	$205,415,542	100.00%	$(31,808,053)	(15.48)%
Cost of revenues (including cost of revenues from related parties)	46,323,767	26.68%	49,365,035	24.03%	(3,041,268)	(6.16)%
Gross profit	127,283,722	73.32%	156,050,507	75.97%	(28,766,785)	(18.43)%
Operating expenses (including selling, general and administrative expenses from related parties)	59,797,324	34.44%	85,746,797	41.74%	(25,949,473)	(30.26)%
Income from operations	67,486,398	38.87%	70,303,710	34.23%	(2,817,312)	(4.01)%
Other income (including other income from related party)	14,579,232	8.40%	3,152,107	1.53%	11,427,125	362.52%
Income before income taxes	82,065,630	47.27%	73,455,817	35.76%	8,609,813	11.72%
Income tax expense	31,020,607	17.87%	26,765,925	13.03%	4,254,682	15.90%
Net income	51,045,023	29.40%	46,689,892	22.73%	4,355,131	9.33%
Less: net income attributable to non-controlling interests	59,410	0.03%	75,617	0.04%	(16,207)	(21.43)%
Net income attributable to SBC Medical Group Holdings Incorporated	$50,985,613	29.37%	$46,614,275	22.69%	$4,371,338	9.38%

Note: Percentages are calculated as a percentage of total revenue and may not sum due to rounding.

Revenues, Net

Revenues, net generated from different revenue streams consist of the following:

	For the Years Ended December 31,		Variance
	2025	2024	Amount	%
Franchising revenue	$45,943,241	$61,033,032	$(15,089,791)	(24.72)%
Procurement revenue	56,053,171	54,814,399	1,238,772	2.26%
Management services revenue	29,628,534	53,113,155	(23,484,621)	(44.22)%
Rental services revenue	23,032,651	16,141,714	6,890,937	42.69%
Others	18,949,892	20,313,242	(1,363,350)	(6.71)%
Total	$173,607,489	$205,415,542	$(31,808,053)	(15.48)%

Revenues, net, decreased by 15.48% from $205,415,542 for the year ended December 31, 2024 to $173,607,489 for the year ended December 31, 2025.

Japanese Yen (“JPY”) against the U.S. dollar appreciated during the year ended December 31, 2025, compared to the year ended December 31, 2024. The average rate against the dollar was 149.6233 yen for the year ended December 31, 2025 compared to 151.4405 yen for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, we generated net revenues of $173,607,489 (JPY25,976 million) and $205,415,542 (JPY31,108 million), respectively, we reported net income of $51,045,023 (JPY7,636 million) and $46,689,892 (JPY7,071 million), respectively. Overall, the favorable impacts of the period-to-period foreign exchange rate changes on net revenues and net income were $2,083,191 and $620,557, respectively, for the year ended December 31, 2025.

The main reasons for the variance of $31,808,053 in revenues, net per revenue stream are as follows:

Franchising Revenue

Franchising revenue for the year ended December 31, 2025 decreased to $45,943,241 by $15,089,791, or 24.72%, from $61,033,032 for the year ended December 31, 2024. This decrease was mainly due to the revision of the fee structure for determining service fees for each clinic of MCs based on the size, scale and performance of each clinic effective as of April 1, 2025, partially offset by the appreciation of JPY.

Procurement Revenue

The procurement revenue for the year ended December 31, 2025 increased to $56,053,171 by $1,238,772, or 2.26%, from $54,814,399 for the year ended December 31, 2024. This increase was mainly due to the appreciation of JPY.

Management Services Revenue

The management services revenue for the year ended December 31, 2025 decreased to $29,628,534 by $23,484,621, or 44.22%, from $53,113,155 for the year ended December 31, 2024. This decrease was mainly due to (i) the discontinuation of clinic operation staff supporting services that had been provided by Shobikai Sub to MCs since the third quarter of 2024, because the Company completed the merger of Shobikai Sub with and into Lange Sub and the related business license that was held by Shobikai Sub became invalid upon the completion of the merger in January 2025, (ii) the decrease in the revenue in connection with customer rewards program offered to customers of the franchisee clinics and (iii) the revision of the fee structure for determining service fees for each clinic of MCs based on the size, scale and performance of each clinic effective as of April 1, 2025, partially offset by revenues from MB career lounge Co., Ltd., which was acquired in July 2025 and by the appreciation of JPY.

Rental Services Revenue

The rental services revenue for the year ended December 31, 2025 increased to $23,032,651 by $6,890,937, or 42.69%, from $16,141,714 for the year ended December 31, 2024. This increase was mainly due to the opening of new clinics resulting in the increased demand for medical equipment from new clinics and replacing laser hair removal equipment from existing clinics as well as the appreciation of JPY.

Others

The other revenues for the year ended December 31, 2025 decreased to $18,949,892 by $1,363,350, or 6.71%, from $20,313,242 for the year ended December 31, 2024. This decrease was mainly due to the disposal of its subsidiaries, SBC Kijimadaira Resort Inc. and Skynet Academy Co., Ltd., in December 2024, a decrease in PC equipment sales revenue as the MCs' clinics had updated their PC equipment during the year ended December 31, 2024 with no such demand during the year ended December 31, 2025. The decrease was partially offset by revenues from Aesthetic Healthcare Holdings Pte. Ltd. and its subsidiaries, which were acquired in November 2024.

Cost of Revenues

Cost of revenues for the year ended December 31, 2025 was $46,323,767 compared to $49,365,035 for the year ended December 31, 2024. The decrease was mainly due to the Company’s effort of the cost reduction, as well as the discontinuation of clinic operation supporting services provided by Shobikai Sub to MCs since the third quarter of 2024, and the Company then terminated the employment of the related staff. As a result, cost of revenues decreased overall, despite a partial offset from higher purchase costs resulting from the demand for replacing laser hair removal equipment from the MCs.

Gross Profit

Gross profit for the year ended December 31, 2025 was $127,283,722 compared to $156,050,507 for the year ended December 31, 2024. The decrease in gross profit by $28,766,785 or 18.43% was mainly due to the decrease in franchising revenue and management services revenue with relatively high gross margin as a result of the factors described above.

Operating Expenses

Operating expenses for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,		Variance
	2025	2024	Amount	%
Salaries and welfare	$26,472,154	$26,843,524	$(371,370)	(1.38)%
Depreciation and amortization expense	1,738,010	2,258,364	(520,354)	(23.04)%
Impairment loss	—	15,058,965	(15,058,965)	(100.00)%
Consulting and professional service fees	17,022,128	14,555,087	2,467,041	16.95%
Advertising expense	3,122,660	2,782,944	339,716	12.21%
Taxes and dues	938,699	596,122	342,577	57.47%
Recruiting expense	703,213	1,570,299	(867,086)	(55.22)%
Lease expense	2,404,101	2,369,666	34,435	1.45%
Office, utility and other expenses	7,396,359	6,689,134	707,225	10.57%
Stock-based compensation	—	13,022,692	(13,022,692)	(100.00)%
Total	$59,797,324	$85,746,797	$(25,949,473)	(30.26)%

The operating expenses decreased to $59,797,324 for the year ended December 31, 2025 by $25,949,473, or 30.26%, from $85,746,797 for the year ended December 31, 2024. The decrease was mainly due to the decrease in impairment loss on intangible asset and the decrease in stock-based compensation, partially offset by the increase in consulting and professional service fees.

An impairment loss was recognized for the year ended December 31, 2024 related to an intangible asset, patent use right. No such impairment loss was recognized for the year ended December 31, 2025.

Stock-based compensation was recognized as an expense for the year ended December 31, 2024 related to warrants issued to a service provider that supported SBC’s listing process. No such expense was recognized for the year ended December 31, 2025.

Consulting and professional service fees increased by $2,467,041, or 16.95%, to $17,022,128 for the year ended December 31, 2025 from $14,555,087 for the year ended December 31, 2024, mainly due to the increase in legal, tax, and market research expenses associated with ongoing public company compliance and related matters following the Company’s listing.

Other Income (Expenses)

Other income (expenses) for the years ended December 31, 2025 and 2024, were as follows:

	For the Years Ended December 31,		Variance
	2025	2024	Amount	%
Interest income	$198,315	$19,943	$178,372	894.41%
Interest expense	(160,583)	(28,300)	(132,283)	467.43%
Foreign currency exchange gain, net	2,002,789	895,711	1,107,078	123.60%
Other income	5,113,637	3,914,297	1,199,340	30.64%
Other expenses	(1,321,064)	(5,463,153)	4,142,089	(75.82)%
Gain on redemption of life insurance policies	8,746,138	—	8,746,138	100.00%
Gain on disposal of subsidiary	—	3,813,609	(3,813,609)	(100.00)%
Total	$14,579,232	$3,152,107	$11,427,125	362.52%

Other income (expenses), net was $14,579,232 for the year ended December 31, 2025 compared to $3,152,107 for the year ended December 31, 2024. The increase in other income (expense) by $11,427,125 or 362.52% was mainly due to a gain on redemption of life insurance policies of $8,746,138 in 2025, partially offset by the absence of the gain on disposal of subsidiary of $3,813,609 that was recognized in the year ended December 31, 2024. In addition, the other income was $5,113,637 for the year ended December 31, 2025, as compared to $3,914,297 for the year ended December 31, 2024. The increase was mainly due to a gain on the sale of land recognized in October 2025, which resulted from the closure of the clinic in Irvine, California, partially offset by the absence of a gain on the disposal of Cell Pro Japan Co., Ltd. recorded on January 1, 2024. The other expense was $1,321,064 for the year ended December 31, 2025, as compared to $5,463,153 for the year ended December 31, 2024. The decrease was mainly due to an unrealized loss recognized on the Company’s investment in a public entity with readily determinable fair value for the year ended December 31, 2024, while no similarly significant loss was recognized for the year ended December 31, 2025.

Income Tax Expense

Income tax expense for the year ended December 31, 2025 was $31,020,607 compared to $26,765,925 for the year ended December 31, 2024. The increase in income tax expense by $4,254,682 or 15.90% was mainly due to the increase of deferred tax expenses recognized and the appreciation of JPY.

The effective tax rate was 37.80% and 36.44% for the years ended December 31, 2025 and 2024, respectively. The increase of 1.36 percentage points was mainly due to the deemed contribution in connection with the price modification on disposal of an aircraft (a one-time item) to General Incorporated Association SBC, an entity controlled by the CEO of the Company, who is also the controlling shareholder of the Company, which was treated as a taxable gain under the Japanese tax law with no corresponding income being recognized for consolidation purposes.

Net Income

As a result of the foregoing, we reported a net income of $51,045,023 for the year ended December 31, 2025, representing an increase of $4,355,131 or 9.33% from $46,689,892 for the year ended December 31, 2024.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $59,410 for the year ended December 31, 2025, as compared to net income attributable to non-controlling interests of $75,617 for the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, the Company had $163,773,838 in cash and cash equivalents compared to $125,044,092 as of December 31, 2024. In addition, the Company had $29,899,751 in accounts receivable as of December 31, 2025 compared to $30,260,113 as of December 31, 2024. The Company’s accounts receivable includes balances due from customers for the services and goods provided by the Company and accepted by customers.

As of December 31, 2025, the Company’s working capital balance was $170,103,112. In assessing liquidity, management monitors and analyzes the Company’s cash and cash equivalents, ability to generate sufficient future earnings, and operating and capital investment commitments. The Company believes that its current cash and cash equivalents from operations and borrowings from banks will be sufficient to meet its working capital needs for the next 12 months from the date of issuance of the audited financial statements included in this Annual Report.

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

The Company evaluates its capital allocation practices with the objective of enhancing stockholder value, while considering performance, the business environment, macroeconomic conditions and other relevant factors. The Company expects to deploy capital for investment opportunities that align with its growth strategy, selectively pursuing prospects in the expanding global medical aesthetics market. Additionally, the Company continues to evaluate alternative methods for deployment of capital, including in the form of dividends to stockholders and repurchases of shares of common stock. The actual timing, manner and value of any such options will depend on several factors, including the market price of our stock, general market and economic conditions, our liquidity requirements, applicable legal requirement and other business considerations.

Cash Flows for the Years Ended December 31, 2025 and 2024

The following table provides a summary of our cash flows for the periods indicated.

	For the Years Ended December 31,		Variance
	2025	2024	Amount	%
Net cash provided by operating activities	$24,668,496	$20,582,933	$4,085,563	19.85%
Net cash used in investing activities	(20,971,552)	(10,102,410)	(10,869,142)	107.59%
Net cash provided by financing activities	38,292,183	22,965,400	15,326,783	66.74%
Effect of exchange rate changes	(3,259,381)	(11,424,763)	8,165,382	(71.47)%
Net change in cash and cash equivalents	38,729,746	22,021,160	16,708,586	75.88%
Cash and cash equivalents as of the beginning of the year	125,044,092	103,022,932	22,021,160	21.38%
Cash and cash equivalents as of the end of the year	$163,773,838	$125,044,092	$38,729,746	30.97%

Operating Activities

Net cash provided by operating activities was $24,668,496 for the year ended December 31, 2025, mainly derived from net income of $51,045,023 for the year, reconciled by a gain on redemption of life insurance policies of $8,746,138 and deferred income tax expense of $5,326,982, and net changes in operating assets and liabilities, which mainly included an increase in finance lease receivables – related parties of $12,746,857, a decrease in customer loans receivable of $15,821,375, a decrease in notes payable - related parties of $14,252,502, and a decrease in income tax payable of $11,662,531.

Net cash provided by operating activities was $20,582,933 for the year ended December 31, 2024, mainly derived from net income of $46,689,892 for the year, reconciled by stock-based compensation of $13,022,692, impairment loss on intangible asset of $15,058,965, a gain on disposal of subsidiary of $3,813,609, deferred income tax benefit of $14,417,087, and net changes in operating assets and liabilities, which mainly included an increase in income tax payable of $11,228,429, a decrease in customer loans receivable of $18,477,327, a decrease in accounts payable of $9,588,067, a decrease in notes payable – related parties of $34,756,754, a decrease in advances from customers - related parties of $9,144,031, and a decrease in accrued liabilities and other current liabilities of $12,096,825.

Investing Activities

During the year ended December 31, 2025, net cash used in investing activities of $20,971,552 was mainly the result of the equity method investments of $20 million, the cash paid for acquisition of subsidiaries, net of cash acquired of $22.9 million, offset by proceeds from redemption of life insurance policies of $17.7 million.

During the year ended December 31, 2024, net cash used in investing activities of $10,102,410 was mainly the result of payments made on behalf of related parties of $5.6 million, cash paid for acquisition of a subsidiary, net of cash received of $4.2 million, purchase of property and equipment of $2.6 million and purchase of convertible note of $1.7 million, partially offset by repayments from related parties of $6.6 million.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities of $38,292,183 was mainly due to the borrowings from bank and others of $34.8 million and the deemed contribution in connection with the price modification on disposal of property and equipment of $10.4 million, offset by repurchase of common stock of $5.0 million.

During the year ended December 31, 2024, net cash provided by financing activities of $22,965,400 was mainly due to the proceeds from reverse recapitalization, net of transaction costs of $11.7 million, borrowings from bank and others of $6.6 million and borrowings from related parties of $5.5 million.

Recent Developments

Announcement of Final Results of Tender Offer for Waqoo, Inc. Shares

On December 13, 2025, the Company announced the final results of the tender offer (the “Tender Offer”) conducted by SBC Medical Group Co., Ltd. (“SBC Japan”) for shares of the common stock of Waqoo, Inc. (“Waqoo”), a Japanese corporation listed on the Tokyo Stock Exchange Growth Market.

Below is a summary of the Tender Offer and the results:

•
Tender Offeror: SBC Medical Group Co., Ltd.
•
Target: Waqoo, Inc. (TSE Growth: 4937)
•
Securities Sought: Common stock of Waqoo
•
Offer Period: November 14, 2025 through December 12, 2025
•
Offer Price: ¥1,900 per share
•
Maximum Number of Shares to Be Purchased: 575,000 shares
•
Minimum Number of Shares to Be Purchased: None
•
Total number of shares tendered: 637,817 shares
•
Total number of shares purchased: 575,052 shares
•
Settlement Date: December 19, 2025
•
Settlement Agent: SBI SECURITIES Co., Ltd.

As the total number of tendered shares exceeded the maximum planned purchase volume of 575,000 shares, the Tender Offeror purchased shares on a pro rata basis in accordance with Japanese tender offer regulations. As a result, a total of 575,052 shares were purchased, and the remaining shares in excess of such allocation were not purchased, on December 19, 2025.

In addition, the Company's CEO, also the largest shareholder of Waqoo, transferred all of his remaining shares to SBC Japan through an off-market transaction outside of the Tender Offer, also effective as of December 19, 2025. As a result of these transactions, along with the previously held equity interest in Waqoo, SBC Japan’s ownership ratio of the voting rights of Waqoo exceeded 50% as of the settlement date.

Additional Share Repurchase Program

On December 29, 2025, the Company’s board of directors authorized an additional share repurchase program with an aggregate purchase limit of up to USD 20 million. On December 30, 2025, the Company’s registration statement on Form S-3 was declared effective by the SEC. On December 31, 2025, the Company issued a press release announcing the authorization of the program. The program is effective from December 31, 2025 through December 31, 2026, and may be modified, suspended or discontinued at any time in the Company’s discretion. The program is intended to enable the Company to conduct flexible repurchases of its common stock in the future, and the Company anticipates utilizing surplus cash and future free cash flow to fund repurchases.

Strategic Equity Investment in OrangeTwist (through OT Midco)

On December 29, 2025, we completed a strategic minority equity investment in OT Midco Holdings, LLC (“OT Midco”), through which we hold an indirect minority interest in Orange Twist, LLC and its subsidiaries (collectively, “OrangeTwist”), acquiring an approximately 18.2% voting interest for total cash consideration of $20 million (the “Transaction”). In addition, we committed to subscribe for and purchase additional common units in December 2026 for an aggregate purchase price of $5.0 million. In connection with the Transaction, we and OrangeTwist agreed to cooperate in good faith to negotiate a future collaboration agreement to explore potential commercial arrangements on a non-binding basis and entered into a side letter containing non-competition covenants, subject to specified terms and conditions.

Failures of Oversight of Related Party Transactions and Executive Compensation

In connection with management’s assessment of internal control over financial reporting for the fiscal year ended December 31, 2025, we identified deficiencies in our governance and approval processes relating to the oversight of related party transactions and executive compensation matters.

Specifically, (i) compensation paid by our subsidiary, SBC Medical Group Co., Ltd., to the mother of our Chief Executive Officer, who serves as an officer of that subsidiary, was not timely identified as a related party transaction for our Audit Committee review and approval purposes, and (ii) a bonus paid to our Chief Financial Officer was not formally approved through the Compensation Committee process on a timely basis.

These deficiencies were considered in management’s evaluation of internal control over financial reporting as of December 31, 2025 and were indicative of the continuing material weaknesses described in Part II, Item 9A, “Controls and Procedures.” These matters related to deficiencies in governance and approval processes and did not involve the misappropriation of company assets.

In March 2026, the Audit Committee and Compensation Committee reviewed and ratified these arrangements. Management concluded that the underlying payments were for valid business purposes and have been appropriately recorded as expenses in the Company's consolidated financial statements for the year ended December 31, 2025.

Contractual Obligations

Lease Agreements

The Company holds a significant number of leases classified as operating leases for offices and sublease purposes, and finance leases for certain medical and office equipment.

As of December 31, 2025, the future maturity of lease liabilities is as follows:

Years ending December 31,	Finance Lease	Operating Lease
2026	$133,483	$4,376,464
2027	77,228	2,389,691
2028	44,084	1,592,536
2029	7,387	240,370
2030	—	55,003
Thereafter	—	—
Total undiscounted lease payments	262,182	8,654,064
Less: imputed interest	(12,709)	(100,847)
Total lease liabilities	$249,473	$8,553,217

Bank and Other Borrowings

The Company borrowed loans from various banks and other financial institutions for working capital, security investments, and mergers and acquisitions purpose.

As of December 31, 2025, future minimum borrowing payments are as follows:

Years ending December 31,	Principal Repayment
2026	$9,099,046
2027	13,954,055
2028	7,437,818
2029	6,906,623
2030	5,435,942
Thereafter	—
Total	$42,833,484

Off-Balance Sheet Arrangements (Off-Balance Sheet Transactions)

There are no off-balance sheet arrangements as of December 31, 2025 and 2024.

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

The Company, with the assistance of a third-party valuation specialist, determined the fair value of the intangible assets identified in conjunction with the acquisition of Waqoo was estimated using 1) income approach with the multi-period excess earnings method, which requires management to make significant estimates and assumptions related to forecasted revenues and cash flows and the discount rates. We believe the accounting estimate for valuation of intangible assets and goodwill in connection with the business combination of Waqoo is a critical accounting estimate because our estimates of the fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates.

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

The Company currently generates its revenue from the following main sources:

Franchising Revenue

The Company generates franchising revenue by licensing its intellectual properties, including but not limited to the Company’s brand name (“Shonan Beauty Clinic”), trade name, patents, and trademarks, and by providing consulting services to enhance the value of “Shonan Beauty Clinic” brand, as a franchisor pursuant to franchise agreements with the medical corporations (the “MCs”) in Japan. Prior to April 2025, revenue was based on a fixed amount to each MC and a fixed amount to each clinic of the MCs; starting from April 2025, the clinic-level monthly fee is determined based on the facility type, operational tenure, and operational performance of each clinic of the MCs, rather than a uniform flat fee for all clinics. The revenue is recognized over time as services are rendered.

Procurement Revenue

The Company generates procurement services revenue by purchasing primarily advertising services and medical materials from qualified vendors on behalf of MCs to maintain brand quality consistency. Procurement services revenue is recognized at the point in time upon the delivery of products or over time as services are performed. Occasionally, the Company receives vendor discounts on certain large purchases. It recognizes revenue based on actual payments. Prior to June 2025, any over-collection resulting from such discounts was returned to MCs; since June 2025, it is retained for future transactions.

Management Services Revenue

The Company provides loyalty program management services, labor supporting services, function supporting services and management consulting services to MCs.

•
Loyalty program management services

The Company awards loyalty points on behalf of MCs to MCs’ customers, who earn loyalty points from each qualified purchase made at the loyalty program participating clinics of MCs, in exchange for a handling fee. The revenue is based on a percentage of the related payment amount made by MCs’ customers and is recognized when the loyalty points are awarded.

At the time loyalty points are awarded, a MC pays the Company cash in an amount equivalent to the awarded loyalty points, which is recorded as advances from customers. When a MC’s customers redeem the loyalty points, the Company returns the cash back to the MC in an amount equivalent to the redeemed loyalty points. The awarded loyalty points expire if a MC’s customer does not make any additional qualified purchase at a participating clinic within a year. The Company accumulates and tracks the points on behalf of MCs until the loyalty points expire at which time the Company recognizes an amount equivalent to the expired loyalty points as revenue.

The Company also awards certain points to MCs’ customers on behalf of MCs for free in order to increase the volume of MC’s sales, from which the Company earns other types of revenues, such as royalty income. When a MC’s customers redeem such points, the Company reimburses MC in an amount equivalent to the used free points. The redemption of such points is recorded as a reduction of the revenue recognized.

The Company is an agent in the management of loyalty programs, and as a result, revenues are recognized net of the cost of redemptions.

•
Labor supporting services

The Company generates revenue by dispatching staff to MCs to provide a range of services, primarily including IT, and administrative services. The Company recognizes the revenue over the time when services are rendered. Starting from April 2025, the monthly fee for each clinic is determined using the same key criteria described above under “Franchising Revenue.”

•
Function supporting services

The revenue is derived from providing functional supporting services to MCs, such as accounting and human resources services. The Company recognizes revenue based on a monthly service fee over the time when services are rendered. Starting from April 2025, the monthly fee for each clinic is determined using the same key criteria described above under “Franchising Revenue.”

•
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

Other Revenues

The Company generates other miscellaneous revenues such as beauty and health services revenue, leasehold improvement services revenue, real estate brokerage services revenue, interest income, etc. These revenues are recognized when the Company satisfies performance obligations.

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

116

Impairment Consideration of Investments in MC Jukeikai and MC Ritz

Although these two MCs are non-profit entities, their principal operations are providing health care services and they derive primary source of their revenue from the sale of goods and services, rather than the fund contributions.

No indicator of impairment was noticed based on the Company’s qualitative assessment of impairment. As the Company provides comprehensive management services to these two MCs, including accounting and bookkeeping services, the Company has access to MCs’ financial information. In addition to the external market conditions and trends within the MCs’ industry, the Company considered the MCs’ operating performance, such as sales, increase in sales, and net income (loss) when performing its qualitative assessment. As of December 31, 2025, the carrying value of the investments in the two MCs was higher than their net assets, respectively, because the Company acquired the equity interests with the considerations paid higher than the net asset values at the respective purchase dates due to the expected growth and expansion of the MCs.

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

117

Item 8. Financial Statements and Supplementary Data.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SBC Medical Group Holdings Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SBC Medical Group Holdings Incorporated and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tokyo, Japan

March 27, 2026

SBC MEDICAL GROUP HOLDINGS INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$163,773,838	$125,044,092
Accounts receivable	2,388,021	1,413,433
Accounts receivable – related parties	27,511,730	28,846,680
Inventories	2,792,617	1,494,891
Short-term investments – related parties	319,193	—
Finance lease receivables, current – related parties	12,832,355	5,992,585
Income tax recoverable	1,175,510	—
Customer loans receivable, current	8,705,999	10,382,537
Prepaid expenses and other current assets	11,724,852	11,276,802
Total current assets	231,224,115	184,451,020

Non-current assets:
Property and equipment, net	7,539,392	8,771,902
Intangible assets, net	47,742,888	1,590,052
Long-term investments, net	1,299,366	3,049,972
Equity method investments	20,312,642	—
Goodwill, net	15,432,061	4,613,784
Finance lease receivables, non-current – related parties	13,746,513	8,397,582
Operating lease right-of-use assets	8,366,569	5,267,056
Finance lease right-of-use assets	450,874	—
Deferred tax assets	4,014,294	9,798,071
Customer loans receivable, non-current	4,824,977	5,023,551
Long-term prepayments	393,270	1,745,801
Long-term investments in MCs – related parties	17,837,293	17,820,910
Other assets	7,263,692	15,553,453
Total non-current assets	149,223,831	81,632,134
Total assets	$380,447,946	$266,083,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,988,384	$13,875,179
Accounts payable – related parties	651,463	659,044
Bank and other borrowings, current	9,099,046	96,824
Notes payables, current – related parties	—	26,255
Advances from customers	1,415,762	820,898
Advances from customers – related parties	5,357,221	11,739,533
Income tax payable	8,821,853	18,705,851
Operating lease liabilities, current	4,416,960	4,341,522
Finance lease liabilities, current	132,946	—
Accrued liabilities and other current liabilities	11,544,695	8,103,194
Due to related party	2,692,673	2,823,590
Total current liabilities	61,121,003	61,191,890

Non-current liabilities:
Bank and other borrowings, non-current	33,734,438	6,502,682
Notes payables, non-current – related parties	—	5,334
Deferred tax liabilities	16,374,832	926,023
Operating lease liabilities, non-current	4,136,257	1,241,526
Finance lease liabilities, non-current	116,527	—
Other liabilities	1,660,183	1,193,541
Total non-current liabilities	56,022,237	9,869,106

SBC MEDICAL GROUP HOLDINGS INCORPORATED

CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31, 2025	December 31, 2024
Total liabilities	117,143,240	71,060,996

Commitments and contingencies (Note 22)

Stockholders’ equity:
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024)	—	—
Common stock ($0.0001 par value, 400,000,000 shares authorized, 103,881,251 and 103,020,816 shares issued, 102,576,943 and 102,750,816 shares outstanding as of December 31, 2025 and 2024, respectively)	10,388	10,302
Additional paid-in capital	72,867,424	62,513,923
Treasury stock (at cost, 1,304,308 and 270,000 shares as of December 31, 2025 and 2024, respectively)	(7,749,997)	(2,700,000)
Retained earnings	240,448,620	189,463,007
Accumulated other comprehensive loss	(57,294,239)	(54,178,075)
Total SBC Medical Group Holdings Incorporated stockholders’ equity	248,282,196	195,109,157
Non-controlling interests	15,022,510	(86,999)
Total stockholders’ equity	263,304,706	195,022,158
Total liabilities and stockholders’ equity	$380,447,946	$266,083,154

The accompanying notes are an integral part of these consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2025	2024
Revenues, net – related parties	$158,860,970	$195,173,889
Revenues, net	14,746,519	10,241,653
Total revenues, net	173,607,489	205,415,542
Cost of revenues (including cost of revenues from related parties of $13,657,565 and $8,472,202 for the years ended December 31, 2025 and 2024, respectively)	46,323,767	49,365,035
Gross profit	127,283,722	156,050,507

Operating expenses:
Selling, general and administrative expenses (including selling, general and administrative expenses from related parties of $751,096 and nil for the years ended December 31, 2025 and 2024, respectively)	59,797,324	57,665,140
Stock-based compensation	—	13,022,692
Impairment loss on intangible asset	—	15,058,965
Total operating expenses	59,797,324	85,746,797

Income from operations	67,486,398	70,303,710

Other income (expenses):
Interest income	198,315	19,943
Interest expense	(160,583)	(28,300)
Foreign currency exchange gain, net	2,002,789	895,711
Other income (including other income from related parties of $3,069 and $2,673,077 for the years ended December 31, 2025 and 2024, respectively)	5,113,637	3,914,297
Other expenses	(1,321,064)	(5,463,153)
Gain on redemption of life insurance policies	8,746,138	—
Gain on disposal of subsidiary	—	3,813,609
Total other income	14,579,232	3,152,107

Income before income taxes	82,065,630	73,455,817

Income tax expense	31,020,607	26,765,925

Net income	51,045,023	46,689,892
Less: net income attributable to non-controlling interests	59,410	75,617
Net income attributable to SBC Medical Group Holdings Incorporated	$50,985,613	$46,614,275

Other comprehensive loss:
Foreign currency translation adjustment	$(2,949,843)	$(16,557,607)
Total comprehensive income	48,095,180	30,132,285
Less: comprehensive income attributable to non-controlling interests	225,731	117,830
Comprehensive income attributable to SBC Medical Group Holdings Incorporated	$47,869,449	$30,014,455

Net income per share attributable to SBC Medical Group Holdings Incorporated
Basic and diluted	$0.50	$0.48
Weighted average shares outstanding
Basic and diluted	102,997,967	96,561,041

The accompanying notes are an integral part of these consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated Stockholders’	Non- controlling	Total Stockholders’
	Number	Amount	Capital	Number	Amount	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2023	94,192,433	$9,419	$36,879,281	—	$—	$142,848,732	$(37,578,255)	$142,159,177	$1,651,072	$143,810,249
Disposal of subsidiary	—	—	—	—	—	—	—	—	(1,221,795)	(1,221,795)
Reverse recapitalization, net of transaction costs	5,080,820	508	8,407,380	—	—	—	—	8,407,888	—	8,407,888
Issuance of common stock from conversion of convertible note	270,000	27	2,699,973	(270,000)	(2,700,000)	—	—	—	—	—
Issuance of common stock as incentive shares	339,565	34	(34)	—	—	—	—	—	—	—
Stock-based compensation	—	—	13,022,692	—	—	—	—	13,022,692	—	13,022,692
Issuance of common stock from exercise of stock warrants	3,137,998	314	31,060	—	—	—	—	31,374	—	31,374
Deemed contribution in connection with disposal of subsidiaries	—	—	1,473,571	—	—	—	—	1,473,571	(634,106)	839,465
Net income	—	—	—	—	—	46,614,275	—	46,614,275	75,617	46,689,892
Foreign currency translation adjustment	—	—	—	—	—	—	(16,599,820)	(16,599,820)	42,213	(16,557,607)
Balance as of December 31, 2024	103,020,816	10,302	62,513,923	(270,000)	(2,700,000)	189,463,007	(54,178,075)	195,109,157	(86,999)	195,022,158
Issuance of common stock as incentive shares	860,435	86	(86)	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	(1,034,308)	(5,049,997)	—	—	(5,049,997)	—	(5,049,997)
Deemed contribution in connection with price modification on disposal of property and equipment	—	—	10,353,587	—	—	—	—	10,353,587	—	10,353,587
Non-controlling interests arising from acquisition of subsidiary	—	—	—	—	—	—	—	—	14,883,778	14,883,778
Net income	—	—	—	—	—	50,985,613	—	50,985,613	59,410	51,045,023
Foreign currency translation adjustment	—	—	—	—	—	—	(3,116,164)	(3,116,164)	166,321	(2,949,843)
Balance as of December 31, 2025	103,881,251	$10,388	$72,867,424	(1,304,308)	$(7,749,997)	$240,448,620	$(57,294,239)	$248,282,196	$15,022,510	$263,304,706

The accompanying notes are an integral part of these consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,045,023	$46,689,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,684,300	3,799,377
Non-cash lease expense	4,698,731	3,870,198
Provision for (reversal of) credit losses	302,949	(402,196)
Stock-based compensation	—	13,022,692
Impairment loss on intangible asset	—	15,058,965
Impairment loss on long-term investments	133,513	529,596
Fair value change of long-term investments	(247,514)	2,617,435
Gain on disposal of subsidiary	—	(3,813,609)
Gain on redemption of life insurance policies	(8,746,138)	—
Loss (gain) on disposal of property and equipment and intangible assets	(3,179,200)	511,947
Gain on previously held equity interest	(815,328)	—
Deferred income taxes	5,326,982	(14,417,087)
Changes in operating assets and liabilities:
Accounts receivable	(160,963)	(733,219)
Accounts receivable - related parties	1,552,477	1,350,413
Inventories	(170,174)	1,124,805
Finance lease receivables - related parties	(12,746,857)	(5,991,486)
Customer loans receivable	15,821,375	18,477,327
Prepaid expenses and other current assets	332,264	(2,268,209)
Long-term prepayments	318,470	1,910,274
Other assets	(195,846)	(1,692,642)
Accounts payable	2,675,066	(9,588,067)
Accounts payable - related parties	(8,571)	682,320
Notes payables - related parties	(14,252,502)	(34,756,754)
Advances from customers	604,072	(1,476,240)
Advances from customers - related parties	(6,693,127)	(9,144,031)
Income tax payable	(11,662,531)	11,228,429
Operating lease liabilities	(4,927,460)	(3,950,587)
Accrued liabilities and other current liabilities	2,968,513	(12,096,825)
Other liabilities	10,972	40,215
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,668,496	20,582,933

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,401,012)	(2,564,643)
Purchase of convertible note	—	(1,700,000)
Prepayments for property and equipment	(968,848)	(843,740)
Advances to related parties	—	(622,804)
Payments made on behalf of related parties	(1,840,801)	(5,572,564)
Purchase of short-term investments - related parties	(334,173)	—
Purchase of long-term investments	(654,070)	(331,496)
Purchase of cryptocurrencies	(424,250)	—
Proceeds from disposal of cryptocurrencies	457,828	—
Purchase of equity method investments	(20,062,642)	—
Cash paid for acquisition of subsidiaries, net of cash acquired	(22,941,701)	(4,236,009)
Long-term loans to others	(14,514)	(172,411)
Repayments from related parties	1,914,454	6,597,564
Repayments from others	83,677	176,109
Proceeds from redemption of life insurance policies	17,735,717	—
Disposal of subsidiaries, net of cash disposed of	—	(832,416)
Proceeds from disposal of property and equipment	7,478,783	—
NET CASH USED IN INVESTING ACTIVITIES	(20,971,552)	(10,102,410)

SBC MEDICAL GROUP HOLDINGS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Years Ended December 31,
	2025	2024

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from bank and others	34,753,946	6,603,253
Borrowings from related parties	15,000	5,481,787
Proceeds from reverse recapitalization, net of transaction costs	—	11,707,417
Proceeds from exercise of stock warrants	—	31,374
Repayments of bank and other borrowings	(1,353,071)	(119,017)
Repayments of finance lease liabilities	(331,365)	—
Repayments to related parties	(145,917)	(739,414)
Repurchase of common stock	(4,999,997)	—
Deemed contribution in connection with price modification on disposal of property and equipment	10,353,587	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,292,183	22,965,400

Effect of exchange rate changes	(3,259,381)	(11,424,763)

NET CHANGE IN CASH AND CASH EQUIVALENTS	38,729,746	22,021,160
CASH AND CASH EQUIVALENTS AS OF THE BEGINNING OF THE YEAR	125,044,092	103,022,932
CASH AND CASH EQUIVALENTS AS OF THE END OF THE YEAR	$163,773,838	$125,044,092

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$160,583	$28,300
Cash paid for income taxes, net	$37,190,188	$30,239,002

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment transferred from long-term prepayments	$1,493,450	$597,602
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,322,455	$—
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	$612,466	$—
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	$5,302,043	$2,908,554
Payables to related parties in connection with loan services provided	$14,219,401	$20,524,499
Issuance of common stock as incentive shares	$86	$—
Issuance of common stock from conversion of convertible note	$—	$2,700,000
Deemed contribution in connection with disposal of subsidiaries	$—	$1,473,571

The accompanying notes are an integral part of these consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Business Overview

SBC Medical Group Holdings Incorporated was originally incorporated under the laws of the state of Delaware on March 11, 2022 as a special purpose acquisition corporation under the name Pono Capital Two, Inc. (“Pono”) for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

SBC Medical Group, Inc. (formerly known as SBC Medical Group Holdings Incorporated, “Legacy SBC”), through its consolidated subsidiaries and variable interest entity (“VIE”), is principally engaged in the medical industry and provides comprehensive management services to the medical corporations and their clinics, including but not limited to licensure of the use of the trademark and brand name of “Shonan Beauty Clinic”, sales of medical equipment, medical consumables procurement services, and management of customer loyalty program, etc.

Reverse Recapitalization

On September 17, 2024, Pono consummated the merger transaction pursuant to the agreement by and among Pono, Pono Two Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of Pono, and Legacy SBC (the “Merger Agreement”), whereby Merger Sub merged with and into Legacy SBC, the separate corporate existence of Merger Sub ceased and Legacy SBC survived the merger as a wholly owned subsidiary of Pono (the “Merger”). The Merger and the other transactions contemplated by the Merger Agreement are collectively referred to as the “Business Combination.” In connection with the closing of the Business Combination, Pono changed its name to “SBC Medical Group Holdings Incorporated” and Legacy SBC changed its name to “SBC Medical Group, Inc.” and the existing equity holders of Legacy SBC exchanged their equity interests of Legacy SBC for equity interests of Pono.

On September 17, 2024, in connection with the closing of the Business Combination, the Company received net cash of $11,707,417. The Company also assumed $416,799 in prepaid expenses and other current assets, $1,108 in accounts payable, $14,431 in income tax payable, $2,700,000 in convertible note payable, which was subsequently converted to 270,000 shares upon the closing of the Business Combination, $1,000,789 in accrued liabilities and other current liabilities, common stock of $508 and additional paid-in capital of $8,407,380.

The total net cash proceeds from the Business Combination of $11,707,417 were available to repay certain indebtedness, transaction costs and for general corporate purposes, which primarily consisted of investment banking, legal, accounting, and other professional fees as follows:

Cash—Pono working capital cash	$766,735
Cash—Pono trust	16,731,409
Less: transaction costs and advisory fees	5,790,727
Net proceeds from Pono Merger	$11,707,417

The Business Combination was accounted for as a reverse recapitalization under the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Legacy SBC was determined to be the accounting acquirer and Pono was treated as the acquired company for financial reporting purposes. Accordingly, the financial statements of the combined company represent a continuation of the financial statements of Legacy SBC.

Unless the context indicates otherwise, any references herein to the “Company”, “we”, “us” and “our” refer to 1) Legacy SBC and its consolidated subsidiaries and VIE, prior to the consummation of the Business Combination, and to 2) SBC Medical Group Holdings Incorporated (formerly Pono Capital Two, Inc.) and its consolidated subsidiaries and VIE, following the Business Combination. Reference herein to “Pono” refers to Pono Capital Two, Inc. prior to the consummation of the Business Combination.

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS (cont.)

In August 2023, SBC Japan and L’Ange Sub disposed of their entire equity interest in Ai Inc. and Lange Inc., respectively, both incorporated in the Federated States of Micronesia in January 2022, for cash. As a result, Ai Inc. and Lange Inc. ceased to be subsidiaries of the Company, with the related investment in capital being treated as a deemed distribution and the disposal proceeds treated as a deemed contribution.

In September 2023, Legacy SBC acquired 100% equity interest of SBC Japan through share exchange with one share of its common stock. As a result, SBC Japan became a wholly owned subsidiary of Legacy SBC.

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

Corporate Structure

As of December 31, 2025, the Company’s major subsidiaries and VIE are as follows:

Name	Place of Incorporation	Date of Incorporation or Acquisition	Percentage of Ownership	Principal Activities
Subsidiaries
SBC Medical Group, Inc.	US	January 20, 2023	100%	Investment holding
SBC Medical Group Co., Ltd.*	Japan	June 18, 2003	100%	Franchising, procurement, management and rental services
Liesta Co., Ltd.	Japan	December 15, 2020	100%	Real estate brokerage services
SBC Sealane Co., Ltd.	Japan	June 7, 2022	100%	Leasehold improvement services
SBC Marketing Co., Ltd.	Japan	June 30, 2022	100%	Marketing services
Medical Payment Co., Ltd.	Japan	June 30, 2022	75%	Loan services
SBC Medical Consulting Co., Ltd.	Japan	August 2, 2022	100%	Human resource services
MB career lounge Co., Ltd.	Japan	July 17, 2025	100%	Management supporting services
Waqoo, Inc.	Japan	December 19, 2025	54%	Medical support and direct-to-consumer services
Cell Pro Japan Co., Ltd. **	Japan	December 19, 2025	54%	Regenerative medicine, contract review and processing, and cosmetics and raw materials business
Shoubikai Medical Vietnam Co., Ltd.	Vietnam	August 29, 2013	100%	Cosmetic clinic
SBC Irvine, LLC	United States	December 27, 2018	100%	Management services for cosmetic clinic in the United States
SBC Healthcare Inc.	United States	December 16, 2019	100%	Management services for cosmetic clinic in the United States
Aesthetic Healthcare Holdings Pte. Ltd.	Singapore	November 20, 2024	100%	Investment holding
Wen & Weng Family Clinic Pte. Ltd. ***	Singapore	November 20, 2024	100%	General outpatient medical services
Wen & Weng Medical Group Pte. Ltd. ***	Singapore	November 20, 2024	100%	Healthcare-related businesses
Rochor Clinic Pte. Ltd. ***	Singapore	November 20, 2024	100%	General outpatient medical services
Dermasolutions Pte. Ltd. ***	Singapore	November 20, 2024	100%	Cosmetic and dermatological treatments and products
Dermasolutions Services Pte. Ltd. ***	Singapore	November 20, 2024	100%	Cosmetic services and products
SBC MEDICAL APAC PTE. LTD.	Singapore	March 26, 2025	100%	Asia-Pacific regional headquarters
VIE
Aikawa Medical Management, Inc.	United States	May 10, 2017	VIE	Management services for cosmetic clinic in the United States

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

**	Cell Pro Japan Co., Ltd., formerly a 59% owned subsidiary of the Company, was disposed of to Waqoo, Inc. (“Waqoo”) in January 2024, becoming a wholly owned subsidiary of Waqoo.
***	Subsidiaries of Aesthetic Healthcare Holdings Pte. Ltd. (“AHH”)

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

Reporting Lag

The Company reports AHH and its subsidiaries, which were acquired in November 2024, and Waqoo and its subsidiary, which were acquired in December 2025, on a three-month calendar lag allowing for the timely preparation of financial statements.

The Company recognizes its portion of the earnings or losses for its equity method investment in OT Midco on a three-month calendar lag to ensure consistency and timely filing of the Company's financial statements. See Note 5 for further information with respect to the investment in OT Midco.

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

As non-profit organizations, MCs are required to comply with the medical-related laws and regulations of the Japanese Medical Care Act (the “Act”, “Medical Care Act”). In accordance with the Act, the highest authority of MCs is its general meeting of members (the “Members”), with each Member having one voting right. The Company, through the MSC, has no right to elect the Members, no decision-making ability and no right to dividend or any profit distribution, but has the right to receive distribution of the residual assets of the MCs.

Since the not-for-profit entities scope exception to the variable interest model is applicable to the MCs, the Company evaluates its business relationship, franchisor-franchisee agreements and/or services agreements with the MCs in Japan under the voting model. The Company has concluded that consolidation of the MCs is not appropriate for the periods presented as it does not have a majority voting interest in the Members of the MCs nor does it have a controlling financial interest in the MCs. The equity interests in the MCs held by the Company are recorded as long-term investments in MCs — related parties on the consolidated balance sheets. The transactions between the MCs and the Company are disclosed in Note 20 — Related Party Transactions.

(b) Foreign Currency

The Company maintains its books and records in its local currency, mainly Japanese YEN (“JPY” or “¥”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

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

Translation of amounts from local currency of the Company into US$1 has been made at the following exchange rates:

	December 31, 2025	December 31, 2024
Current JPY:US$1 exchange rate	156.6450	156.7890
Average JPY:US$1 exchange rate	149.6233	151.4405

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(d) Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, useful lives and impairment of long-lived assets, impairment of goodwill, impairment of long-term investments in MCs — related parties, valuation allowance of deferred tax assets, uncertain income tax positions, the recognition and measurement of impairment of investments in securities, allowance for credit losses, implicit interest rate of operating and finance leases, valuation and useful lives of intangible assets acquired in business combination and asset acquisition, and liability associated with unredeemed loyalty points. Management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results could differ from those estimates.

(e) Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings and financial position.

(f) Business Combinations and Asset Acquisitions

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

(g) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and deposits in banks and other financial institutions that are unrestricted as to withdrawal or use, and which have original maturities of three months or less. The Company maintains bank accounts in the United States, Japan, Singapore and Vietnam.

(h) Accounts Receivable

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

(i) Inventories

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

(j) Finance Lease Receivables

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

Management periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Finance lease receivables are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025 and 2024, the Company determined no allowance for doubtful accounts was necessary for finance lease receivables.

(k) Customer Loans Receivable, and Notes Payables — Related Parties

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

The Company records the customer loans receivables at gross loan receivables less unamortized costs of issuance fees or discounts, which are amortized over the life of the loan to interest income. The Company generated interest income of $1,212,626 and $1,075,094 for the years ended December 31, 2025 and 2024, respectively, from the loan services, which were included in revenues.

Management periodically evaluates individual End Customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Customer loans receivable is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2025 and 2024, the Company recorded allowance for doubtful accounts of $375,963 and $169,968, respectively, for customer loans receivable.

Prior to January 2025, when a loan was granted to an End Customer, the Company issued a promissory note to the related party MC to settle the purchase transaction on behalf of the End Customer. The Company repays each promissory note when the corresponding loan is fully repaid by the End Customer or earlier if mutually agreed. These promissory notes are unsecured and bear no interest. Starting in January 2025, instead of issuing a promissory note to the MC upon loan issuance, the Company pays the transaction amount directly in cash to the MC on behalf of the End Customer in the month following the purchase. The loan services were suspended in November 2025, and all related payables to MCs were settled as of December 31, 2025.

(l) Cryptocurrencies

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

During the year ended December 31, 2025, the Company purchased Bitcoins through Coinbase, Inc., a cryptocurrency exchange, which were recorded at cost and subsequently measured at fair value. All cryptocurrencies were disposed of as of December 31, 2025. The Company determined the fair value of its cryptocurrencies in accordance with ASC 820, Fair Value Measurement, based on quoted prices on active exchange(s) that are identified as the principal market(s) for such assets (Level I inputs). The cost basis of cryptocurrencies was determined using the average cost method. The change in fair value of cryptocurrencies and disposal gain were recorded in “Other income (expenses)” as a non-operating item in the consolidated statements of operations. Purchases and sales of cryptocurrencies are included within investing activities in the accompanying consolidated statements of cash flows.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(m) Property and Equipment, Net

Property and equipment are measured using the cost model and are stated at cost less accumulated depreciation. Acquisition cost includes mainly the costs directly attributable to the acquisition. Depreciation is calculated using the straight-line and declining methods over the following estimated useful lives:

	Depreciation Method	Useful Life
Land	Not depreciated	—
Buildings and facilities attached to buildings	Straight-line method	3 – 47 years
Machinery, equipment and automobiles	Declining balance method	2 – 15 years
Aircraft	Declining balance method	2 years
Software*	Straight-line method	5 years

*	Represents software that is non-detachable to the hardware.

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

(n) Intangible Assets, Net

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

The estimated useful lives of intangible assets are as follows:

Useful Life
Trademark	10 – 20 years
Customer relationships	3 – 11 years
Service agreement	25 years
Developed technology	16 years
Others	3 – 8 years

(o) Goodwill, Net

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

(p) Impairment of Long-lived Assets Other Than Goodwill

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

(q) Investments in Securities

Available-for-sale debt securities

The Company’s short-term investments consist of debt securities classified as available-for-sale, which are measured at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) and realized gain and losses included in other income (expenses).

Investments in equity securities with readily determinable fair values

The Company holds long-term investments in equity securities of publicly listed companies, for which the Company does not have significant influence. Investments in equity securities with readily determinable fair values are measured at fair value and any changes in fair value are recognized in other income (expenses).

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

(r) Equity Method Investments

Investments in LLC

The Company uses the equity method to account for investments in limited liability companies ("LLC") that maintain a specific ownership account for each investor, in which we do not have a controlling financial interest but have the ability to influence the operating and financial policies of the investees.

Under the equity method of accounting, the Company initially recognizes the investments at cost and subsequently adjust the carrying amount of the investments for its share of earnings or losses reported by the investees, distributions received, and other-than-temporary impairments.

(s) Long-term Prepayments

Long-term prepayments consist primarily of prepayments made for the purchase of property and equipment, as well as cloud-based services.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(t) Long-term Investments in MCs — Related Parties

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

(u) Corporate-owned Life Insurance Policies

The Company has purchased corporate-owned life insurance policies to insure its CEO and a key officer of the Company. Management considers these policies to be operating assets. These insurance policies are recorded at their cash surrender values, included in other assets in the consolidated balance sheets with change in cash surrender value during the period recorded in other income (expense).

(v) Leases

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

The Company commences recognition of rental income related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession or controls the physical use of the leased asset. Income from rentals related to fixed rental payments under operating leases is recognized on a straight-line basis over the respective operating lease terms. Any amounts received but will be recognized as revenue in future periods are classified as advances from customers in the Company’s consolidated balance sheets.

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

(w) Revenue Recognition

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

The Company currently generates its revenue from the following main sources:

Franchising Revenue

The Company generates franchising revenue by licensing its intellectual properties, including but not limited to the Company’s brand name (“Shonan Beauty Clinic”), trade name, patents, and trademarks, and by providing consulting services to enhance the value of “Shonan Beauty Clinic” brand, as a franchisor pursuant to franchise agreements with the medical corporations (the “MCs”) in Japan. Prior to April 2025, revenue was based on a fixed amount to each MC and a fixed amount to each clinic of the MCs; starting from April 2025, the clinic-level monthly fee is determined based on the facility type, operational tenure, and operational performance of each clinic of the MCs, rather than a uniform flat fee for all clinics. The revenue is recognized over time as services are rendered.

Procurement Revenue

The Company generates procurement services revenue by purchasing primarily advertising services and medical materials from qualified vendors on behalf of MCs to maintain brand quality consistency. Procurement services revenue is recognized at the point in time upon the delivery of products or over time as services are performed. Occasionally, the Company receives vendor discounts on certain large purchases. It recognizes revenue based on actual payments. Prior to June 2025, any over-collection resulting from such discounts was returned to MCs; since June 2025, it is retained for future transactions.

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

At the time loyalty points are awarded, a MC pays the Company cash in an amount equivalent to the awarded loyalty points, which is recorded as advances from customers. When a MC’s customers redeem the loyalty points, the Company returns the cash back to the MC in an amount equivalent to the redeemed loyalty points. The awarded loyalty points expire if a MC’s customer does not make any additional qualified purchase at a participating clinic within a year. The Company accumulates and tracks the points on behalf of MCs until the loyalty points expire at which time the Company recognizes an amount equivalent to the expired loyalty points as revenue.

The Company also awards certain points to MCs’ customers on behalf of MCs for free in order to increase the volume of MC’s sales, from which the Company earns other types of revenues, such as royalty income. When a MC’s customers redeem such points, the Company reimburses MC in an amount equivalent to the used free points. The redemption of such points is recorded as a reduction of the revenue recognized.

The Company is an agent in the management of loyalty programs, and as a result, revenues are recognized net of the cost of redemptions.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Labor supporting services

The Company generates revenue by dispatching staff to MCs to provide a range of services, primarily including IT, and administrative services. The Company recognizes the revenue over the time when services are rendered. Starting from April 2025, the monthly fee for each clinic is determined using the same key criteria described above under “Franchising Revenue.”

Function supporting services

The revenue is derived from providing functional supporting services to MCs, such as accounting and human resources services. The Company recognizes revenue based on a monthly service fee over the time when services are rendered. Starting from April 2025, the monthly fee for each clinic is determined using the same key criteria described above under “Franchising Revenue.”

Management consulting services

The Company generates revenue by providing consulting services to MCs in relation to business operations of cosmetic dermatology. The Company recognizes the revenue over the time when services are rendered.

Rental Services Revenue

The Company generates rental income from operating leases and sales-type leases, which is accounted for under ASC Topic 842. Operating lease revenue is generally recognized on straight-line basis over the terms of the lease agreements and sales-type leases revenue is generally recognized on the lease commitment date. Also see Note 2(v).

Other Revenues

The Company generates other miscellaneous revenues such as beauty and health services revenue, leasehold improvement services revenue, real estate brokerage services revenue, interest income, etc. These revenues are recognized when the Company satisfies performance obligations.

(x) Cost of Revenues

Cost of revenues primarily consists of costs of goods sold associated with sales-type leases, rent expenses associated with operating subleases, salaries and related expenses for personnel directly involved in delivery of services to customers, and allocation of indirect costs such as corporate overhead.

(y) Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and services and are included in selling, general and administrative expenses. The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the ASC 720-35, “Advertising Costs”. The advertising expenses were $3,122,660 and $2,782,944 for the years ended December 31, 2025 and 2024, respectively.

(z) Concentration of Credit Risk

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

For the year ended December 31, 2025, customer A, B and C represent 24%, 23% and 21% of the Company’s total revenues, respectively. For the year ended December 31, 2024, customer A, B and C represent 26%, 23% and 23% of the Company’s total revenues, respectively.

As of December 31, 2025, customer A, B and C account for 22%, 24% and 23% of the Company’s total outstanding accounts receivable, respectively. As of December 31, 2024, customer A, B, C and D account for 17%, 28%, 26% and 10% of the Company’s total outstanding accounts receivable, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

For the years ended December 31, 2025 and 2024, no vendor represents more than 10% of the Company’s total purchases.

As of December 31, 2025, vendor A, B and C represent 14%, 22% and 14% of the Company’s total outstanding accounts payable, respectively. As of December 31, 2024, vendor A and B represent 12% and 15% of the Company’s total outstanding accounts payable, respectively.

(aa) Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker organizes segments within the company for making operating decisions, assessing performance and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Management determined the Company’s operations constitute a single reporting segment for the years ended December 31, 2025 and 2024.

(bb) Comprehensive Income or Loss

ASC Topic 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in stockholders’ equity during a period from non-owner sources.

(cc) Net Income Per Share

Basic net income per share is computed by dividing net income attributable to controlling interests by the weighted average number of common shares outstanding during the reporting period. Diluted net income per share reflects the potential dilution that could occur if stock options and other commitments to issue common shares were exercised or equity awards vest resulting in the issuance of common shares that could share in the net income of the Company.

(dd) Related Parties and Transactions

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

(ee) Income Taxes

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

(ff) Fair Value Measurements

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

As of December 31, 2025 and 2024, the carrying values of current assets and current liabilities approximated their fair values reported in the consolidated balance sheets due to the short-term maturities of these instruments. Debt that bears variable interest rates index to prime also approximates fair value as it reprices when market interest rates change.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Assets measured at fair value on a recurring basis as of December 31, 2025 and 2024 are summarized below.

Fair Value Measurements as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2025
Short-term investments:
Available-for-sale debt security	$—	319,193	—	$319,193
Long-term investments:
Equity investments at fair value with readily determinable fair value	$854,927	—	—	$854,927

Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2024
Short-term investments:
Available-for-sale debt security	$—	—	—	$—
Long-term investments:
Equity investments at fair value with readily determinable fair value	$2,478,531	—	—	$2,478,531

(gg) Stock-Based Compensation

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

(hh) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. If a loss is reasonably possible, the Company discloses the nature of the contingency and an estimate of the possible loss or range of loss, or states that such an estimate cannot be made.

(ii) Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires entities that hold crypto assets to subsequently measure such assets at fair value with changes recognized in net income each reporting period. This accounting update also improves the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for all entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08 on January 1, 2025. See Note 2(l) and Note 10 for relevant cryptocurrency disclosures.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024, and for annual periods beginning after December 15, 2025 for all other entities, on a prospective basis. The Company adopted this standard on December 31, 2025. See Note 17 for relevant income tax disclosures.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. ASU 2025-11 is effective for public business entities for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. For entities other than public business entities, this amendment is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — VARIABLE INTEREST ENTITY (cont.)

The following amounts and balances of AMM were included in the Company’s consolidated financial statements as of December 31, 2025 and 2024 and for the years then ended:

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$4,238,149	$41,247
Accounts receivable	10,615	20,076
Prepaid expenses and other current assets	10,831	32,493
Total Current Assets	4,259,595	93,816

Property and equipment, net	—	1,799,372
Loans receivables from subsidiaries of the Company	3,077,945	3,122,157
Other assets	2,276	2,275
Total Non-current Assets	3,080,221	4,923,804
Total Assets	$7,339,816	$5,017,620

LIABILITIES
Current Liabilities
Accounts payable	$19,327	$18,904
Accrued liabilities and other current liabilities	17,824	17,824
Due to related party	2,733,324	2,797,018
Total Current Liabilities	2,770,475	2,833,746

Loan payable to a subsidiary of the Company	8,265,846	8,245,328
Total Non-current Liabilities	8,265,846	8,245,328
Total Liabilities	$11,036,321	$11,079,074

	For the Years Ended December 31,
	2025	2024
Revenues	$81,472	$269,800
Cost of revenues	$—	$56,510
Total operating expenses	$476,811	$402,397
Gain on disposal of property and equipment	$2,750,628	$—
Net income (loss)	$2,364,510	$(47,782)

	For the Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(313,794)	$(182,991)
Net cash provided by investing activities	$4,509,222	$195,000
Net cash used in financing activities	$(63,694)	$(78,390)

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The purchase price allocation was determined by the Company with the assistance of a third-party valuation specialist. The purchase price was allocated on the acquisition date as follows:

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

The Company consolidates AHH and its subsidiaries’ financial information on a three-month reporting lag. Accordingly, given the acquisition closing date of November 20, 2024, the operating results of AHH for the period subsequent to the acquisition date were recorded in the Company’s consolidated financial statements beginning in 2025.

Waqoo, Inc.

On January 1, 2024, the Company obtained 353,600 shares of common stock of Waqoo, Inc. ("Waqoo"), representing approximately 9.49% of Waqoo's equity interest, through a share exchange agreement in connection with the disposal of a subsidiary, Cell Pro Japan Co., Ltd. ("Cell Pro Japan"). Waqoo is listed on the Tokyo Stock Exchange (Stock Code: 4937), and the CEO of the Company is a non-controlling shareholder with more than 10% of Waqoo's equity interest.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — BUSINESS COMBINATION AND ASSET ACQUISITION (cont.)

On December 19, 2025, the Company acquired an additional 575,052 shares through a tender offer, at a price of JPY1,900 per share for a total consideration of JPY1.09 billion ($6.98 million), and 989,802 shares pursuant to a share transfer agreement with the Company’s CEO (an off-market transaction outside of the tender offer), at a price of JPY1,445 per share for a total consideration of JPY1.43 billion ($9.13 million). The Company's ownership of Waqoo thereby increased to approximately 54.3%, and Waqoo and its subsidiary, Cell Pro Japan, became subsidiaries of the Company. The Company recorded a remeasurement gain of $815,328 on its previously held equity interest in Waqoo at the acquisition date fair value.

The following table presents the calculation of the purchase consideration:

Re-measurement of the fair value of previously held equity interest	$3,259,590
Purchase price on the date of acquisition	16,105,606
Total consideration	$19,365,196

The purchase price allocation was determined by the Company with the assistance of a third-party valuation specialist. The purchase price was allocated on the acquisition date as follows:

Cash and cash equivalents	$8,025,763
Accounts receivable	830,186
Accounts receivable - related parties	789,560
Inventories	830,765
Prepaid expense and other current assets	201,705
Property and equipment, net	2,391,105
Intangible assets, net	25,876,011
Operating lease right-of-use assets	1,103,798
Deferred tax assets	69,581
Finance lease right-of-use assets	2,042
Other assets	153,696
Accounts payable	(967,301)
Bank and other borrowings	(4,324,249)
Advance from customers	(17,918)
Income tax payable	(4,229)
Operating lease liabilities	(1,103,798)
Finance lease liabilities	(2,313)
Accrued liabilities and other current liabilities	(546,792)
Deferred tax liabilities	(9,164,822)
Other liabilities	(476,420)
Total identifiable net assets	23,666,370
Non-controlling interest	(14,883,778)
Goodwill	10,582,604
Total purchase consideration	$19,365,196

The intangible assets identified in conjunction with the acquisition of Waqoo consist of customer relationships and developed technology, which will be amortized over a useful life of eleven years and sixteen years, respectively, on a straight-line basis. The fair values of the identified intangible assets were determined utilizing the multi-period excess earnings method, which estimates the direct cash flow expected to be generated from each of them.

The Company consolidates Waqoo and its subsidiary’s financial information on a three-month reporting lag. Accordingly, given the acquisition closing date of December 19, 2025, the operating results of Waqoo for the period subsequent to the acquisition date will be recorded in the Company's consolidated financial statements beginning in 2026.

Pro forma results of operations for these business combinations have not been presented because they are not material to the consolidated statements of operations and comprehensive income for the years ended December 31, 2025 and 2024.

The Company’s policy is to perform its annual impairment testing on goodwill for its reporting unit at the end of each fiscal year or more frequently if events or changes in circumstances indicate that an impairment may exist. The Company did not recognize any impairment loss on goodwill during the years ended December 31, 2025 and 2024.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — BUSINESS COMBINATION AND ASSET ACQUISITION (cont.)

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

MB career lounge, Co., Ltd.

On July 17, 2025, the Company acquired 100% equity interest in MB career lounge, Co., Ltd. (“MB career lounge”), a company providing management supporting services for medical institutions in Japan as a MSC, with a cash consideration of JPY2,040,000,001 ($14,150,453). The Company incurred transaction costs of JPY140,620,000 ($975,410) directly related to the acquisition, which were capitalized as a component of the net assets acquired.

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

NOTE 5 — EQUITY METHOD INVESTMENTS

On December 29, 2025, the Company acquired 10,732,089 common units of OT Midco Holdings, LLC (“OT Midco”), representing approximately 18.2% of the voting interest in OT Midco, for a total consideration of $20.3 million, including transaction costs of approximately $0.3 million. The CEO of the Company was designated by the Company as a director of the investee.

OT Midco is an intermediate holding company of Orange Twist, LLC and its subsidiaries (collectively, “OrangeTwist”). Through this investment, the Company holds an indirect minority interest in OrangeTwist.

The Company recognizes its portion of the earnings or losses for its equity method investment in OT Midco on a three-month lag. Accordingly, given the investment closing date of December 29, 2025, the earnings or losses from this investment for the period subsequent to the closing date will be reflected in the Company’s consolidated financial statements beginning in 2026.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — DISPOSAL OF SUBSIDIARIES

Cell Pro Japan Co., Ltd.

On January 1, 2024, the Company disposed of its subsidiary, Cell Pro Japan Co., Ltd. (“Cell Pro Japan”), to Waqoo, Inc. (“Waqoo”), in exchange for 353,600 shares of Waqoo’s common stock through a share exchange agreement. The disposal of Cell Pro Japan did not constitute a strategic shift that would have a major effect on the Company’s operations and financial results. As a result, the results of operations for Cell Pro Japan were not reported as discontinued operations. During the year ended December 31, 2024, the Company recognized a gain of $3,813,609 on the disposal of Cell Pro Japan. In December 2025, Cell Pro Japan became a subsidiary again following the Company’s acquisition of Waqoo (see Note 4).

SBC Kijimadaira Resort Inc. and Skynet Academy Co., Ltd.

On December 23, 2024, the Company disposed of its subsidiary, SBC Kijimadaira Resort Inc. (“Kijima”) to SBC Inc., a company controlled by the CEO of the Company, who is also the controlling shareholder of the Company, for a cash consideration of JPY 1. In connection with this transaction, Kijima’s existing loans of JPY826,000,000 ($5,268,227) from SBC Inc. were deemed effectively settled as a result of the disposal. The settlement amount was included in the total disposal consideration summarized as follows:

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

NOTE 7 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2025 and 2024, prepaid expenses and other current assets consist of the following:

	December 31, 2025	December 31, 2024
Advances to suppliers	$11,111,347	$9,693,043
Other receivables*	486,326	1,558,223
Others	127,179	25,536
Total	$11,724,852	$11,276,802

* Represent reimbursement receivables from a business partner and other miscellaneous receivables.

NOTE 8 — FINANCE LEASE RECEIVABLES

As of December 31, 2025 and 2024, finance lease receivables consist of the following:

	December 31, 2025	December 31, 2024
Future minimum lease payments receivable	$26,636,777	$14,427,511
Estimated residual value	—	—
Gross finance lease receivables	26,636,777	14,427,511
Less: unearned interest income	(57,909)	(37,344)
Finance lease receivables	$26,578,868	$14,390,167
Finance lease receivables, current	$12,832,355	$5,992,585
Finance lease receivables, non-current	$13,746,513	$8,397,582

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — FINANCE LEASE RECEIVABLES (cont.)

As of December 31, 2025, maturities of the Company’s gross finance lease receivables are as follows:

Years ending December 31,
2026	$12,845,205
2027	10,070,386
2028	3,721,186
2029 and thereafter	—
Total	$26,636,777

NOTE 9 — PROPERTY AND EQUIPMENT, NET

As of December 31, 2025 and 2024, property and equipment, net consist of the following:

	December 31, 2025	December 31, 2024
Land	$—	$2,008,132
Buildings and facilities attached to buildings	4,287,588	5,373,424
Machinery, equipment and automobiles	4,228,598	4,312,270
Aircraft	241,434	3,510,376
Software	5,879,421	4,811,260
Construction in progress	2,041,608	—
Subtotal	16,678,649	20,015,462
Less: accumulated depreciation	(7,667,935)	(8,749,391)
Less: accumulated impairment	(1,471,322)	(2,494,169)
Property and equipment, net	$7,539,392	$8,771,902

Depreciation expense was $2,007,164 and $2,726,348 for the years ended December 31, 2025 and 2024, respectively.

The Company recognized a gain on disposal of property and equipment of $3,145,622 and $325,761 for the years ended December 31, 2025 and 2024, respectively, of which approximately $2.75 million for the year ended December 31, 2025 was generated by the Company's VIE related to the closure of a related-party clinic customer in Irvine, California.

NOTE 10 — CRYPTOCURRENCIES

During the year ended December 31, 2025, the Company purchased five Bitcoins and subsequently sold all of them.

The following table presents a roll-forward of the Company’s cryptocurrency holdings during the year ended December 31, 2025:

Bitcoin Fair Value
Cryptocurrencies at December 31, 2024	$—
Purchases of cryptocurrencies	424,250
Sales of cryptocurrencies	(457,828)
Realized gain on cryptocurrencies	33,578
Cryptocurrencies at December 31, 2025	$—

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — INTANGIBLE ASSETS, NET

As of December 31, 2025 and 2024, intangible assets, net consist of the following:

	December 31, 2025	December 31, 2024
Patent use right	$16,598,040	$16,582,795
Trademarks	1,315,508	1,237,820
Customer relationships	1,928,056	192,911
Service agreement	20,797,278	—
Developed technology	24,143,765	—
Others	114,514	159,321
Subtotal	64,897,161	18,172,847
Less: accumulated amortization	(2,630,988)	(2,072,849)
Less: accumulated impairment	(14,523,285)	(14,509,946)
Intangible assets, net	$47,742,888	$1,590,052

Amortization expense was $573,438 and $1,073,029 for the years ended December 31, 2025 and 2024, respectively.

The Company recognized an impairment loss of $15,058,965 on patent use right for the year ended December 31, 2024.

Estimated future amortization expense related to intangible assets as of December 31, 2025 is as follows:

Years ending December 31,	Amortization Expense
2026	$2,667,054
2027	2,667,054
2028	2,586,391
2029	2,565,299
2030	2,564,307
Thereafter	34,692,783
Total	$47,742,888

NOTE 12 — LONG-TERM INVESTMENTS, NET

As of December 31, 2025 and 2024, long-term investments, net consist of the following:

	December 31, 2025	December 31, 2024
Investments in private entities or organizations that do not report NAV per share:
Entities or organizations without observable price changes	$1,721,351	$1,719,770
Investment in a public entity with readily determinable fair value – related party (Waqoo)	—	2,478,531
Investment in a public entity with readily determinable fair value	854,927	—
Less: accumulated impairment	(1,276,912)	(1,148,329)
Long-term investments, net	$1,299,366	$3,049,972

In January 2024, in connection with the disposal of Cell Pro Japan, the Company acquired 353,600 shares of common stock of Waqoo and recognized an unrealized loss of $2,617,435 for the year ended December 31, 2024. In December 2025, in connection with the acquisition of Waqoo (see Note 4), the Company recognized a realized gain of $815,328 from the remeasurement of its previously held investment in Waqoo to the acquisition date fair value.

The Company recognized an unrealized gain on long-term investment in a public entity with readily determinable fair value of $247,514 for the year ended December 31, 2025.

The Company recognized an impairment loss of $133,513 and $529,596 on long-term investments in privately held entities that do not report NAV per share for the years ended December 31, 2025 and 2024, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — OTHER ASSETS

As of December 31, 2025 and 2024, other assets consist of the following:

	December 31, 2025	December 31, 2024
Security deposits	$3,104,497	$2,921,855
Corporate-owned life insurance policies	3,487,391	11,563,720
Long-term loans receivable, primarily student loans	513,326	578,995
Others	158,478	488,883
Total	$7,263,692	$15,553,453

NOTE 14 — ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

As of December 31, 2025 and 2024, accrued liabilities and other current liabilities consist of the following:

	December 31, 2025	December 31, 2024
Individual income tax withheld on behalf of employees	$1,059,398	$859,446
Wages and bonus payables	3,892,930	3,173,679
Consumption tax payable	1,161,676	3,827,080
Loyalty program future point redemption obligation	5,247,162	—
Others	183,529	242,989
Total	$11,544,695	$8,103,194

NOTE 15 — BANK AND OTHER BORROWINGS

As of December 31, 2025 and 2024, the Company’s borrowings from banks and other financial institutions consist of the following:

Indebtedness	Weighted Average Interest Rate*	Weighted Average Years to Maturity*	December 31, 2025	December 31, 2024
Guaranteed loans
Fixed rate loans	1.25%	1.82	$58,412	$90,274
Variable rate loans	1.69%	2.19	7,635,865	6,473,490
Subtotal	1.69%	2.18	7,694,277	6,563,764

Unsecured loans
Fixed rate loans	2.33%	0.38	149,204	35,742
Variable rate loans	1.11%	4.70	33,777,069	—
Variable rate loans borrowed under revolving lines of credit	1.24%	0.19	1,212,934	—
Subtotal	1.12%	4.53	35,139,207	35,742

Total loans	1.22%	4.11	42,833,484	6,599,506

Less: current portion			(9,099,046)	(96,824)
Non-current portion			$33,734,438	$6,502,682

* Pertained to information for loans outstanding as of December 31, 2025.

The Company borrowed loans from various banks and financial institutions for working capital, security investments, and mergers and acquisitions ("M&A") purposes.

Interest expense was $148,238 and $28,300 for the years ended December 31, 2025 and 2024, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — BANK AND OTHER BORROWINGS (cont.)

As of December 31, 2025 and 2024, the Company had borrowings under revolving lines of credit as follows:

Line of credit *	December 31, 2025	December 31, 2024
Maximum available amounts	$1,915,158	$—
Borrowed amounts **	$1,212,934	$—

* These revolving lines of credit automatically renew annually unless canceled in writings.

** Borrowings typically have three-month to one-year terms.

The guarantee information of the Company’s outstanding loans as of December 31, 2025 and 2024 consists of the following:

	December 31, 2025	December 31, 2024
Co-guaranteed by CEO of subsidiaries within the Company’s organizational structure and Tokyo Credit Guarantee Association	$122,047	$185,766
Guaranteed by subsidiaries within the Company's organizational structure	$7,572,230	$6,377,998

As of December 31, 2025, future minimum payments for bank and other borrowings are as follows:

Years ending December 31,	Principal Repayment
2026	$9,099,046
2027	13,954,055
2028	7,437,818
2029	6,906,623
2030	5,435,942
Thereafter	—
Total	$42,833,484

NOTE 16 — LEASES — AS A LESSEE

The Company has entered into operating leases for offices and sublease purposes, with terms ranging from two to seven years, and finance leases for certain medical and office equipment, with terms of four to five years. The estimated effect of lease renewal and termination options, as applicable, that are reasonably certain to be exercised in the determination of the lease term and initial measurement of right-of-use assets and lease liabilities was included in the consolidated financial statements.

During the years ended December 31, 2025 and 2024, certain operating leases were guaranteed by related parties of the Company.

Operating lease expenses for lease payments are recognized on a straight-line basis over the lease term. Finance lease costs include amortization, which is recognized on a straight-line basis over the expected life of the leased assets, and interest expenses, which are recognized following an effective interest rate method. Leases with an initial term of twelve months or less are not recorded in the consolidated balance sheets.

The components of lease costs are as follows:

	For the Years Ended December 31,
	2025	2024
Finance lease costs:
Amortization of finance lease right-of-use assets	$103,698	$—
Interest on finance lease liabilities	12,345	—
Total finance lease costs	116,043	—
Operating lease costs	4,730,006	3,877,048
Short-term lease costs	515,735	286,009
Total lease costs	$5,361,784	$4,163,057

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — LEASES — AS A LESSEE (cont.)

The following table presents supplemental information related to the Company’s leases:

	For the Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,927,460	$4,105,434
Operating cash flows from finance leases	12,345	—
Financing cash flows from finance leases	331,365	—
Non-cash information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,322,455	—
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	612,466	—
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	5,302,043	2,908,554
Weighted average remaining lease term (years)
Operating leases	2.40	1.66
Finance leases	2.29	—
Weighted average discount rate (per annum)
Operating leases	0.82%	0.65%
Finance leases	5.14%	—

As of December 31, 2025, the future maturity of operating and finance lease liabilities is as follows:

Years ending December 31,	Operating Leases	Finance Leases
2026	$4,376,464	$133,483
2027	2,389,691	77,228
2028	1,592,536	44,084
2029	240,370	7,387
2030	55,003	—
Thereafter	—	—
Total undiscounted lease payments	8,654,064	262,182
Less: imputed interest	(100,847)	(12,709)
Present value of lease liabilities	8,553,217	249,473
Less: lease liabilities, current	(4,416,960)	(132,946)
Lease liabilities, non-current	$4,136,257	$116,527

NOTE 17 — INCOME TAXES

United States

SBC Medical Group Holdings Incorporated, SBC Medical Group, Inc., SBC Healthcare Inc., SBC Irvine, LLC, and Aikawa Medical Management, Inc. are incorporated in the United States and subject to federal income tax rate at 21% and California state income tax rate at 6.98%.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have incorporated the provisions that were effective during 2025 and assessed that the impacts did not have a material impact on our consolidated financial statements. We continue to assess any future impacts on our consolidated financial statements and will recognize the income tax effects beginning in the period in which they are effective.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — INCOME TAXES (cont.)

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. During the years ended December 31, 2025 and 2024, substantially all the taxable income of the Company was generated in Japan. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory rate of approximately 34.69% for the years ended December 31, 2025 and 2024.

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

For the years ended December 31, 2025 and 2024, the Company’s income tax expenses are as follows:

	For the Years Ended December 31,
	2025	2024
Current	$25,693,625	$41,183,012
Deferred	5,326,982	(14,417,087)
Total	$31,020,607	$26,765,925

After the adoption of ASU 2023-09 on a prospective basis, a reconciliation of the provision for income taxes to the amount computed by applying the 21% U.S. federal statutory income tax rate to income before income taxes for the year ended December 31, 2025 is as follows:

	For the Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$17,232,072	21.00%
State income taxes, net of federal income tax effect	5,727,613	6.98%
Foreign Tax Effects:
Japan:
Statutory tax rate difference	6,364,700	7.76%
Deemed contribution in connection with disposal of property and equipment subject to tax	2,813,334	3.43%
Non-taxable income	(815,328)	(0.99%)
Effect of tax payments and dues	(2,745,601)	(3.35%)
Others	(833,226)	(1.02%)
Other tax jurisdictions	(64,324)	(0.08%)
Non-deductible compensation	3,077,800	3.75%
Other adjustments	263,567	0.32%
Effective tax rate	$31,020,607	37.80%

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — INCOME TAXES (cont.)

For the year ended December 31, 2024, prior to the adoption of ASU 2023-09, a reconciliation of the effective income tax rate to the U.S. federal statutory income tax rate is as follows:

For the Year Ended December 31, 2024
U.S. federal statutory tax rate	21.00%
State income tax expense, net of federal income tax effect	6.98%
Effect of income tax rate difference under different tax jurisdictions	8.79%
Expenses not deductible for tax purpose	0.46%
Effect of change in valuation allowance	2.10%
Effect of tax payments and dues	(3.27%)
Other adjustments	0.38%
Effective tax rate	36.44%

The tax effects of temporary differences that give rise to the deferred income tax assets and liabilities on December 31, 2025 and 2024 are presented below:

	December 31, 2025	December 31, 2024
Deferred income tax assets
Revenue and expense adjustments	$1,820,241	$2,317,931
Change in cash surrender value of life insurance policies	—	370,625
Lease liabilities	1,708,975	1,507,518
Net operating losses carried forward	—	13,543,915
Impairment on intangible assets	5,206,669	5,498,205
Fair value change on investment securities	—	877,026
Others	1,232,218	178,597
Total deferred income tax assets	9,968,103	24,293,817
Less: valuation allowance	—	(8,640,332)
Total deferred income tax assets, net	$9,968,103	$15,653,485

	December 31, 2025	December 31, 2024
Deferred income tax liabilities:
Revenue and expense adjustments	$(1,797,967)	$(2,602,712)
Change in cash surrender value of life insurance policies	(2,403,269)	(1,720,120)
Right-of-use assets	(1,668,573)	(1,415,168)
Intangible assets acquired through business combinations	(16,374,832)	(354,739)
Others	(84,000)	(688,698)
Total deferred income tax liabilities	$(22,328,641)	$(6,781,437)

Deferred income tax assets, net	$4,014,294	$9,798,071
Deferred income tax liabilities, net	$(16,374,832)	$(926,023)

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — INCOME TAXES (cont.)

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth. The adjustments of a valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which the valuation allowance is adjusted. Based upon the level of historical taxable profit and projections for future taxable profit over the periods for which the deferred tax assets are deductible, management believes it is probable that the Company will utilize the benefits of these deferred tax assets as of December 31, 2025 and 2024. Uncertainty of estimates of future taxable profit could increase due to changes in the economic environment surrounding the Company, effects by market conditions, effects of currency fluctuations or other factors.

The following table presents income taxes paid, net of refunds:

For the Year Ended December 31,
2025
Japan	$36,270,188
U.S.	920,000
Net total	$37,190,188

Uncertain tax positions

The Company evaluates each uncertain tax position (including the applicability of interest and penalties) based on technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2025 and 2024, the management considered the Company did not have any significant unrecognized uncertain tax positions. The Company does not anticipate in any significant increases or decreases in unrecognized tax benefits in the next twelve months from December 31, 2025. Open tax years in Japan are five years. The Company’s income tax returns filed in Japan for the tax years prior to March 31, 2023 were examined by the relevant tax authorities.

NOTE 18 — SHAREHOLDER'S EQUITY

The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.0001 per share (“Common Stock”), and 20,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

In September 2024, upon the closing of the Business Combination, the Company issued 94,192,433 shares of common stock to the former shareholder of Legacy SBC as merger consideration, and the Company gave effect to the issuance of 5,080,820 shares of common stock for the Class A common stock that were previously issued by Pono and outstanding at the closing date of the Business Combination. In addition, the convertible promissory note of $2,700,000 that Legacy SBC purchased from Pono was automatically converted to 270,000 shares of common stock, which were recorded as treasury stock on the consolidated balance sheets.

In September 2024, the Company issued 339,565 shares of common stock for no proceeds as follows: (i) 83,250 shares to Wolverine Flagship Fund Trading Limited, (ii) 96,030 shares to Amethyst Arbitrage International Master Fund, (iii) 100,000 shares to Radcliffe SPAC Master Fund, L.P. and (iv) 60,285 shares to Verition Multi-Strategy Master Fund Ltd. as incentive shares pursuant to the Non-Redemption Agreements, entered into in May 2023, by and among Pono, Mehana Capital LLC and certain unaffiliated stockholders, including Wolverine Flagship Fund Trading Limited, Amethyst Arbitrage International Master Fund, Radcliffe SPAC Master Fund, L.P. and Verition Multi-Strategy Master Fund Ltd (“Non-Redemption Agreements”).

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

In May 2025, the Company’s board of directors approved a share repurchase plan (“2025 Share Repurchase Program”), authorizing the repurchases of up to $5.0 million of the Company’s common stock. The Company completed the program in July 2025. Under the program, the Company repurchased an aggregate of 1,034,308 shares of common stock for a total cash consideration of approximately $5.0 million.

As of December 31, 2025 and 2024, there were 103,881,251 and 103,020,816 shares issued, 102,576,943 and 102,750,816 shares outstanding, respectively, and no preferred stock issued and outstanding.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — SHAREHOLDER'S EQUITY (cont.)

Stock-based compensation

On November 18, 2022 (“Effective Date”), the Company entered into a Common Stock Purchase Warrant Agreement (the “Warrant Agreement”) with HeartCore Enterprise, Inc. (“HeartCore”) pursuant to which it agreed to compensate HeartCore with common stock purchase warrants (the “Warrants”) in exchange for professional services to be provided by HeartCore in connection with its merger or other transaction with a special purpose acquisition company (“SPAC”) wherein the Company becomes a subsidiary of the SPAC (the “Merger”). The Warrants were fully vested as of the Effective Date, however, HeartCore can exercise the Warrants in 10 years only upon the Company’s consummation of the Merger or the occurrence of other fundamental events defined in the Warrant Agreement to purchase 2.7% of the fully diluted shares of the Company’s common stock as of the date of the Merger, for an exercise price per share of $0.01. As the performance condition of exercisability was satisfied upon the closing of Business Combination, the Company recognized stock-based compensation of $13,022,692 during the year ended December 31, 2024. On September 27, 2024, the Warrants were fully exercised, and 3,137,998 shares of common stock were issued.

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

The following table summarizes the stock option/warrant activities and related information for the years ended December 31, 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2024	4,918,998	$0.0064	10.00	$—
Granted	449,190	0.0001	10.00	—
Additions pursuant to the Business Combination*	12,134,375	11.50	5.00
Exercised	(3,137,998)	0.01	—	—
Forfeited/Cancelled	(2,230,190)	0.0001	—	—
As of December 31, 2024	12,134,375	$11.50	4.80	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
As of December 31, 2025	12,134,375	$11.50	3.80	$—
Vested and exercisable as of December 31, 2025	12,134,375	$11.50	3.80	$—

*

There were 12,134,375 warrants issued by Pono, prior to the Business Combination, among which 11,500,000 warrants were issued through its initial public offering (“IPO”) (“Public Warrants”) and 634,375 were issued through a private placement (“Placement Warrants”). Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share at any time commencing on October 17, 2024 until October 17, 2029, or earlier upon redemption or liquidation.

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — DISAGGREGATION OF REVENUES

Revenues generated from different revenue streams consist of the following:

	For the Years Ended December 31,
	2025	2024
Franchising revenue	$45,943,241	$61,033,032
Procurement revenue	56,053,171	54,814,399
Management services revenue	29,628,534	53,113,155
Rental services revenue	23,032,651	16,141,714
Others	18,949,892	20,313,242
Total	$173,607,489	$205,415,542

During the years ended December 31, 2025 and 2024, the Company recognized revenue of $843,755 and $1,970,889 from the opening balance of advances from customers, respectively; and recognized revenue of $5,571,719 and nil from the opening balance of advances from customers — related parties, respectively.

As of December 31, 2025 and 2024, and for the years ended December 31, 2025 and 2024, substantially all of our long-lived assets and revenues generated were attributed to the Company’s operations in Japan.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — RELATED PARTY TRANSACTIONS

The related parties that had material transactions for the years ended December 31, 2025 and 2024 consist of the following:

Name of Related Parties	Nature of Relationship as of December 31, 2025
Yoshiyuki Aikawa	Controlling shareholder, director and CEO of the Company
Medical Corporation Shobikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Kowakai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Nasukai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Aikeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Jukeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Ritz Cosmetic Surgery	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Furinkai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Junikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Misakikai	The relatives of CEO of the Company being the Members of the MC
General Incorporated Association Miotokai	The relatives of CEO of the Company being the Members of the MC
Hariver Inc.	Controlled by the CEO of the Company
Skynet Academy Co., Ltd. *	Subsidiary of Hariver, Inc., a company controlled by the CEO of the Company
Japan Medical & Beauty Inc.	Controlled by the CEO of the Company
AI Med Inc.	The CEO of the Company is a principal shareholder of AI Med Inc.
Co-medical Co., Ltd.	The CEO of the Company is a principal shareholder of Co-medical Co., Ltd.
SBC Inc.	Controlled by the CEO of the Company
SBC Shonan Osteopathic Clinic Inc.	The CEO of the Company is a principal shareholder of SBC Shonan Osteopathic Clinic Inc.
General Incorporated Association SBC	The CEO of the Company being the Member of General Incorporated Association SBC
Public Interest Foundation SBC Medical Promotion Foundation	The relative of CEO of the Company being a Member of Public Interest Foundation SBC Medical Promotion Foundation
SBC Tokyo Medical University	The CEO of the Company is the chairman of SBC Tokyo Medical University
SBC Irvine MC	Significantly influenced by the Company
MEDIROM Healthcare Technologies Inc. ("MEDIROM")	Fumitoshi Fujiwara, an independent director and Chairman of the Audit Committee of the Company, serves as a Director and Chief Financial Officer of MEDIROM, a company listed on Nasdaq.
SBC Kijimadaira Resort Inc. *	Previously a subsidiary of SBC Inc., a company controlled by the CEO of the Company; Merged with and into SBC Inc. on July 1, 2025, and corporate existence ceased.
General Incorporated Association Taiseikai	The relatives of CEO of the Company being the Members of General Incorporated Association Taiseikai
Waqoo, Inc.	Prior to December 19, 2025, the CEO of the Company was a principal shareholder of Waqoo, Inc. Since then, it has been a majority-owned subsidiary. See Note 4 for further details

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — RELATED PARTY TRANSACTIONS (cont.)

* Former subsidiaries of the Company that were disposed of to entities controlled by the CEO of the Company on December 23, 2024. See Note 6 for further details.

During the years ended December 31, 2025 and 2024, the transactions with related parties are as follows:

	For the Years Ended December 31,
Revenues, net	2025	2024
Medical Corporation Shobikai	$40,953,913	$53,862,520
Medical Corporation Kowakai	37,101,866	46,756,189
Medical Corporation Nasukai	39,559,694	46,355,437
Medical Corporation Aikeikai	13,519,257	17,997,072
Medical Corporation Jukeikai	4,140,162	5,666,907
Medical Corporation Ritz Cosmetic Surgery	4,353,503	7,435,446
Japan Medical & Beauty Inc.	40,514	39,620
Hariver Inc.	20,050	19,810
SBC Inc.	760	2,512
Public Interest Foundation SBC Medical Promotion Foundation	67	107
General Incorporated Association SBC	—	801
SBC Tokyo Medical University	93,068	45,286
SBC Shonan Osteopathic Clinic Inc.	3,884	56,740
Yoshiyuki Aikawa	39,781	98,445
AI Med Inc.	377	787
SBC Irvine MC	239,538	1,204,107
Medical Corporation Association Furinkai	11,092,065	11,708,183
Medical Corporation Association Junikai	7,272,431	3,923,228
General Incorporated Association Taiseikai	—	692
Skynet Academy Co., Ltd.	26,734	—
SBC Kijimadaira Resort Inc.	78	—
Medical Corporation Misakikai	373,152	—
General Incorporated Association Miotokai	30,076	—
Total	$158,860,970	$195,173,889

	For the Years Ended December 31,
Cost of revenues	2025	2024
Medical Corporation Nasukai	$79,424	$—
Medical Corporation Aikeikai	4,797	—
Japan Medical & Beauty Inc.	12,095,280	8,472,202
SBC Tokyo Medical University	364,552	—
SBC Kijimadaira Resort Inc.	78,285	—
SBC Inc.	734,398	—
Waqoo, Inc.	300,479	—
Co-medical Co., Ltd.	350	—
Total	$13,657,565	$8,472,202

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — RELATED PARTY TRANSACTIONS (cont.)

	For the Years Ended December 31,
Selling, general and administrative expenses	2025	2024
Medical Corporation Shobikai	$598,483	$—
Medical Corporation Kowakai	8,244	—
Medical Corporation Nasukai	21,601	—
Medical Corporation Aikeikai	77,544	—
Medical Corporation Jukeikai	791	—
Medical Corporation Association Junikai	337	—
Medical Corporation Association Furinkai	429	—
SBC Inc.	7	—
General Incorporated Association SBC	19,859	—
Co-medical Co., Ltd.	1,166	—
Medical Corporation Association Misakikai	22,635	—
Total	$751,096	$—

	For the Years Ended December 31,
Other income	2025	2024
Medical Corporation Shobikai	$—	$999,350
Medical Corporation Kowakai	—	568,092
Medical Corporation Nasukai	—	764,809
Medical Corporation Aikeikai	—	316,352
Medical Corporation Jukeikai	—	24,474
Skynet Academy Co., Ltd.	3,069	—
Total	$3,069	$2,673,077

As of December 31, 2025 and 2024, the balances with related parties are as follows:

Accounts receivable	December 31, 2025	December 31, 2024
Medical Corporation Shobikai	$6,618,853	$5,091,430
Medical Corporation Nasukai	7,268,301	8,552,722
Medical Corporation Kowakai	6,930,382	7,742,251
Medical Corporation Aikeikai	2,938,667	3,071,378
Medical Corporation Jukeikai	920,649	993,944
Medical Corporation Association Furinkai	1,065,239	1,263,602
Medical Corporation Ritz Cosmetic Surgery	978,614	817,283
Medical Corporation Association Junikai	700,794	283,298
SBC Tokyo Medical University	5,614	536
AI Med Inc.	33	33
SBC Inc.	382	137
Public Interest Foundation SBC Medical Promotion Foundation	30	36
SBC Shonan Osteopathic Clinic Inc.	—	4
SBC Irvine MC	—	693,850
General Incorporated Association SBC	5,171	—
SBC Kijimadaira Resort Inc.	—	336,176
Medical Corporation Misakikai	73,734	—
General Incorporated Association Miotokai	5,267	—
Total	$27,511,730	$28,846,680

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — RELATED PARTY TRANSACTIONS (cont.)

Short-term investments	December 31, 2025	December 31, 2024
MEDIROM Healthcare Technologies Inc.	$319,193	$—
Total	$319,193	$—

Finance lease receivables	December 31, 2025	December 31, 2024
Medical Corporation Shobikai	$4,830,319	$1,877,291
Medical Corporation Kowakai	5,586,393	2,490,705
Medical Corporation Nasukai	6,633,510	3,872,683
Medical Corporation Aikeikai	2,206,227	1,047,821
Medical Corporation Ritz Cosmetic Surgery	1,885,804	2,479,771
Medical Corporation Jukeikai	953,857	500,244
Medical Corporation Association Furinkai	1,432,106	1,891,412
Medical Corporation Association Junikai	3,033,529	197,452
SBC Shonan Osteopathic Clinic Inc.	17,123	32,788
Total	26,578,868	14,390,167
Less: current portion	(12,832,355)	(5,992,585)
Non-current portion	$13,746,513	$8,397,582

Due from related party, net	December 31, 2025	December 31, 2024
SBC Irvine MC	$2,762,999	$2,836,013
Less: allowance for credit loss	(2,762,999)	(2,836,013)
Total	$—	$—

Long-term investments in MCs	December 31, 2025	December 31, 2024
Medical Corporation Shobikai	$6,384	$6,378
Medical Corporation Kowakai	6,384	6,378
Medical Corporation Nasukai	6,384	6,378
Medical Corporation Aikeikai	6,384	6,378
Medical Corporation Jukeikai	6,866,219	6,859,913
Medical Corporation Ritz Cosmetic Surgery	10,945,538	10,935,485
Total	$17,837,293	$17,820,910

Accounts payable	December 31, 2025	December 31, 2024
Japan Medical & Beauty Inc.	$48,839	$659,044
Medical Corporation Shobikai	230,354	—
Medical Corporation Kowakai	101,565	—
Medical Corporation Nasukai	127,750	—
Medical Corporation Aikeikai	57,068	—
Medical Corporation Jukeikai	8,718	—
Medical Corporation Association Furinkai	11,674	—
Medical Corporation Ritz Cosmetic Surgery	10,462	—
General Incorporated Association SBC	536	—
SBC Tokyo Medical University	31,919	—
SBC Shonan Osteopathic Clinic Inc.	958	—
Medical Corporation Association Misakikai	21,620	—
Total	$651,463	$659,044

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — RELATED PARTY TRANSACTIONS (cont.)

Advances from customers	December 31, 2025	December 31, 2024
Medical Corporation Shobikai	$1,712,820	$5,076,300
Medical Corporation Kowakai	1,145,776	1,801,034
Medical Corporation Nasukai	1,098,435	1,745,069
Medical Corporation Aikeikai	430,305	379,931
Medical Corporation Jukeikai	100,808	140,170
Medical Corporation Ritz Cosmetic Surgery	64,569	45,701
SBC Shonan Osteopathic Clinic Inc.	—	16,395
Medical Corporation Association Furinkai	370,797	940,007
Medical Corporation Association Junikai	433,711	1,594,926
Total	$5,357,221	$11,739,533

Notes payables	December 31, 2025	December 31, 2024
Medical Corporation Shobikai	$—	$4,653
Medical Corporation Kowakai	—	14,672
Medical Corporation Nasukai	—	8,827
Medical Corporation Aikeikai	—	2,236
Medical Corporation Ritz Cosmetic Surgery	—	1,201
Total	—	31,589
Less: current portion	—	(26,255)
Non-current portion	$—	$5,334

Due to related party	December 31, 2025	December 31, 2024
Yoshiyuki Aikawa	$2,692,673	$2,823,590
Total	$2,692,673	$2,823,590

	For the Years Ended December 31,
Allowance for credit loss movement	2025	2024
Beginning balance	$2,836,013	$3,238,209
Provision for credit loss	—	622,804
Reversal of credit loss	(73,014)	(1,025,000)
Ending balance	$2,762,999	$2,836,013

The balances of due to and due from related parties represent outstanding loans to and from related parties, respectively, as of December 31, 2025 and 2024. These loans are non-secured, interest-free and due on demand.

For the year ended December 31, 2025, the Company paid officer compensation of approximately JPY240 million ($1,604,028) to Yoshiko Aikawa, the CEO of the Company's subsidiaries and mother of the Company's CEO, and recorded it in selling, general and administrative expenses.

In June 2025, the Company entered into a memorandum of sale for an aircraft pursuant to the property sales agreement dated August 18, 2023 with General Incorporated Association SBC, an entity controlled by the CEO of the Company, who is also the controlling shareholder of the Company. The original sale price was increased by approximately $10.35 million, which was recorded as a deemed contribution in connection with price modification on disposal of property and equipment in the Company’s consolidated statements of changes in stockholders’ equity.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — RELATED PARTY TRANSACTIONS (cont.)

In December 2025, the Company purchased unsecured convertible bonds issued by MEDIROM of with a principal amount of JPY50,000,000 ($334,173 when purchased). The bonds bear interest at 2% per annum, mature on June 30, 2026 with an option for extension to December 25, 2026, at the issuer’s discretion, and are convertible into common shares of MEDIROM at a conversion price of JPY343 per common share, subject to customary adjustments upon the occurrence of certain events. The bonds were classified as available-for-sale debt securities and recorded as short-term investments - related parties.

Also see Note 2(a), 4, 6, 12, 15, 16, 19 and 22 for more transactions with related parties.

NOTE 21 — SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”), Chief Executive Officer, reviews consolidated results of operations to make decisions, therefore the Company views its operations and manages its business as a single operating segment. The Company’s revenues for its single operating segment are derived from providing comprehensive management services to MCs and their clinics for the years ended December 31, 2025 and 2024.

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

NOTE 22 — COMMITMENTS AND CONTINGENCIES

Guarantees

As of December 31, 2025 and 2024, a subsidiary of the Company provided a guarantee on the debt of its CEO in the amounts of $228,210 and $262,095, respectively. As of December 31, 2025 and 2024, the Company did not record a liability in the consolidated balance sheets for the guarantee because, based on the management's assessment, it was not probable that the Company would be required to make payments under the guarantee.

Investment Commitment (OT Midco)

In addition to the $20 million investment in OT Midco discussed in Note 5, the Company has committed to make an additional $5 million investment in cash, payable in December 2026 or such other month as may be mutually agreed upon by the Company and the investee. The Company will recognize the additional investment upon execution.

Litigation

From time to time, the Company is involved in legal proceedings, claims and other matters arising in the ordinary course of business. The Company assesses the likelihood of an adverse outcome and, where appropriate, establishes accruals for loss contingencies in accordance with applicable accounting guidance. If a loss is reasonably possible, the Company discloses the nature of the contingency and an estimate of the possible loss or range of loss, or states that such an estimate cannot be made.

On February 11, 2026, a purported stockholder class action complaint was filed against the Company and its directors in the Court of Chancery of the State of Delaware, alleging violations under Delaware General Corporation Law Section 141(k) and Delaware common law, due to the Company’s charter wrongly restricting the removal of directors to “only for cause.” The complaint seeks an unspecified amount of declaratory and injunctive relief, class certification, and an award of attorneys’ fees and costs, among other relief as the court may deem just and proper. The Company cannot reasonably estimate a range of loss for this action as of the date the consolidated financial statements are issued.

NOTE 23 — SUBSEQUENT EVENTS

On January 1, 2026, the Company effected a merger in which SBC Marketing Co., Ltd. merged with and into SBC Japan. As a result, the separate corporate existence of SBC Marketing Co., Ltd. ceased, with SBC Japan continuing as the surviving company. In addition, on January 7, 2026, the Company established SBC Medical M&A Advisory Co., Ltd. to provide healthcare-focused M&A advisory services.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2025 as a result of the material weaknesses in our internal control over financial reporting as described below under "Material Weaknesses." Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Despite the identified material weaknesses, we believe that our consolidated financial statements and other information contained in this Annual Report fairly present, in all material respects, our financial condition and results of operations for the periods presented.

We remain committed to the ongoing improvements to our disclosure controls and internal control over financial reporting that we have undertaken, and will continue to undertake, in response to the weaknesses identified as of both the prior year and the current year, as outlined in the Remediation Plan section below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The Company acquired Waqoo, Inc. (“Waqoo”) in a business combination on December 19, 2025. Waqoo represented 13% of the Company's total assets on a consolidated basis as of December 31, 2025. The Company applies a three-month reporting lag for Waqoo. Accordingly, Waqoo’s results of operations from the acquisition date through December 31, 2025 were not included in the Company’s consolidated statements of operations for the fiscal year ended December 31, 2025 and will be included in subsequent periods. Because Waqoo was acquired late in fiscal year 2025, management did not have sufficient time to evaluate the design and operating effectiveness of internal control over financial reporting for Waqoo for the fiscal year ended December 31, 2025 and therefore excluded Waqoo from the scope of its assessment. This exclusion is consistent with SEC guidance permitting the omission of an assessment of a recently acquired business from the scope of management’s evaluation in the year of acquisition.

Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework (2013).”

Based on this evaluation, due to the material weaknesses identified in our internal control over financial reporting described below, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

Material Weaknesses

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

In connection with the deficiencies identified in our approval processes for related party transactions and executive compensation, as described in more detail under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Failures of Oversight of Related Party Transactions and Executive Compensation”, we have concluded that the material weaknesses in our internal control over financial reporting previously identified in the fiscal year ended December 31, 2024, had not been fully remediated and continued to exist as of December 31, 2025. These continuing material weaknesses resulted from our failure to maintain an effective control environment, risk assessment processes and monitoring activities, despite significant improvements achieved during the fiscal year through actions taken under the remediation plan described below.

Our system of internal control failed to ensure proper oversight and prior authorization of related party transactions and executive compensation because of the following continuing material weaknesses:

•
Lack of effective operation of controls to ensure that certain non-routine or exception-based related party transactions, including those involving immediate family members of management, are identified, escalated, reviewed and approved in a timely manner in accordance with the Company’s related party transaction policy and governance procedures, including timely submission of any such contemplated transactions for Audit Committee review and approval, including advance submission where required.
•
Lack of well-established procedures and effective controls to ensure that certain executive compensation arrangements, particularly non-routine or exceptional compensation matters, are identified, escalated and submitted to the Compensation Committee for formal review and approval prior to execution.

Remediation Plan

During the year ended December 31, 2025, our management, under the direction of the Audit Committee, implemented the remediation activities in accordance with the prior year remediation plan disclosed in our Annual Report on Form 10-K filed with the SEC on March 28, 2025. The activities our management has carried out primarily consisted of the following:

•
Clarification of the organizational structure and employee positions of our group with respect to (i) segregation of duties, (ii) monitoring and oversight, (iii) reconciliation of invoices to contracts, and (iv) multi-layered approvals of contracts, invoices and payments. The clarification contributed to enhancement of relevant control activities, which were assessed to be operating effectively throughout the fiscal year ended December 31, 2025.
•
Full establishment of a treasury function that improved the segregation of duties and safeguarding of cash. The updated delegation of authority over banking activities has been operating effectively throughout the fiscal year.
•
Recruitment and addition of financial reporting and accounting personnel with technical expertise and accounting knowledge, including personnel with experience at listed companies in Japan and personnel holding Japanese CPA (Certified Public Accountant) qualifications, to formalize, design, implement and operate key controls over the financial reporting process in order to prepare financial statements in accordance with U.S. GAAP and SEC reporting requirements. The addition of such qualified personnel has allowed us to enhance segregation of duties in the preparation and review of financial reporting, while improving oversight, structure, and reporting lines.
•
Communication to all employees regarding the importance of internal control over financial reporting and their duties and responsibilities, including segregation of duties. This communication has been reinforced through periodic training programs conducted throughout the fiscal year.
•
Completion of the project led by our Head of Internal Control and Internal Audit Office, supported by external consultants with expertise in SOX (The Sarbanes-Oxley Act of 2002) compliance, to fully document our processes, assess our fraud risks and evaluate and test our internal controls over financial reporting.

However, the failures of oversight identified during fiscal year 2025 indicate that those activities had not fully remediated the previously identified material weaknesses as of December 31, 2025. In particular, these failures demonstrate that further strengthening of the Company’s control environment, risk assessment processes and monitoring activities remains necessary. Accordingly, the previously disclosed material weaknesses continued to exist as of December 31, 2025.

With respect to the material weaknesses identified in connection with related party transactions and executive compensation, our management has reviewed and ratified certain matters identified through its assessment process and is continuing to evaluate and finalize additional enhancements to the Company’s internal control systems, governance procedures and approval processes. Our management is committed to remediating these material weaknesses as promptly as practicable. These material weaknesses will not be considered remediated until the applicable controls have been in place for a sufficient period of time and our management has concluded, through testing, that such controls are appropriately designed and operating effectively.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting during the fourth quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Plan Trading Arrangements

During the fourth quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Certificate of Correction

On March 26, 2026, the Company filed with the Secretary of State of the State of Delaware a Certificate of Correction (the “Certificate of Correction”) to its Fifth Amended and Restated Certificate of Incorporation to correct an inadvertent omission of the plurality voting standard for the election of directors, which provision was included in the Fifth Amended and Restated Certificate of Incorporation, as approved by the Company's board of directors and the Company's stockholders at the 2025 Annual Meeting of Stockholders held on June 13, 2025, with the voting results reported on the Current Report on Form 8-K, filed on June 18, 2025, but was inadvertently omitted from the form filed with the Secretary of State of the State of Delaware. The Certificate of Correction also makes corrections to the numbering scheme set forth in the version of the Fifth Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware.

The foregoing description of the Certificate of Correction is qualified in its entirety by reference to the full text of the Certificate of Correction, a copy of which is attached to this Annual Report as Exhibit 3.2 and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be set forth in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) or Form 10-K/A, in lieu thereof, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth in the Proxy Statement or Form 10-K/A, in lieu thereof, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this Item will be set forth in the Proxy Statement or Form 10-K/A, in lieu thereof, and is incorporated herein by reference.

Equity Compensation Plans

On August 23, 2024, the Company’s stockholders approved the SBC Medical Group Holdings Incorporated Equity Incentive Plan (the “Plan”). The Company’s board of directors approved the Plan on August 9, 2024. The Plan reserved the issuance of 15,000,000 shares of common stock as equity awards in accordance with the Plan.

The following table sets forth securities authorized for issuance under any equity compensation plans as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Plans approved by our stockholders	-	-	15,000,000
Plans not approved by our stockholders	-	-	-

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in the Proxy Statement or Form 10-K/A, in lieu thereof, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth in the Proxy Statement or Form 10-K/A, in lieu thereof, and is incorporated herein by reference.

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

2.7

Second Amendment to the Amended and Restated Agreement and Plan of Merger, dated October 26, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to Form 8-K filed by Pono Capital Two, Inc. with the SEC on October 26, 2023).

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

2.9

Fourth Amendment to the Amended and Restated Agreement and Plan of Merger, dated April 22, 2024, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on April 23, 2024).

3.1*	Fifth Amended and Restated Certificate of Incorporation of SBC Medical Group Holdings Incorporated.
3.2*	Certificate of Correction of Fifth Amended and Restated Certificate of Incorporation of SBC Medical Group Holdings Incorporated.
3.3

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

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).
4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).
4.5*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act of 1934
10.1+

Form of SBC Medical Group Holdings Incorporated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.3

Form of Registration Rights Agreement by certain SBC Medical Group Holdings Incorporated equity holders Form of Registration Rights Agreement by certain SBC Medical Group Holdings Incorporated equity holders (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025).

10.4

Form of Lock-Up Agreement by certain SBC Medical Group Holdings Incorporated equity holders (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025).

10.5

Letter Agreement, dated August 4, 2022, by and among Pono Capital Two, Inc., its officers, directors, and Mehana Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on August 9, 2022).

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

10.11	Form of Non-Competition and Non-Solicitation Agreement. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).
19.1*	Policy on Insider Trading

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*Filed herewith

**Furnished herewith

+ Indicates a management or compensatory plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBC Medical Group Holdings Incorporated

Dated: March 27, 2026		/s/ Yoshiyuki Aikawa
	Name:	Yoshiyuki Aikawa
	Title:	Director, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yoshiyuki Aikawa	Director, Chairman and Chief Executive Officer	March 27, 2026
Yoshiyuki Aikawa	(Principal Executive Officer)

/s/ Yuya Yoshida	Director, Chief Financial Officer and Chief Operating Officer	March 27, 2026
Yuya Yoshida	(Principal Financial Officer)

/s/ Ryoji Murata	Principal Accounting Officer	March 27, 2026
Ryoji Murata

/s/ Ken Edahiro	Independent Director	March 27, 2026
Ken Edahiro

/s/ Mike Sayama	Independent Director	March 27, 2026
Mike Sayama

/s/ Fumitoshi Fujiwara	Independent Director	March 27, 2026
Fumitoshi Fujiwara