Form 10-K/A
period 2025-12-31
SBC Medical Group Holdings Inc
filed 2026-04-30
CIK 1930313

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

The number of shares of the registrant’s Common Stock outstanding as of April 29, 2026 was 102,576,943 (after deducting 270,000 shares held by a wholly-owned subsidiary).

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Notes

SBC Medical Group Holdings, Inc. (the “Company,” “SBC Medical,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026, to include the information required by Items 10 through 14 of Part III of the 2025 10-K. This information was previously omitted from the 2025 10-K in reliance on General Instruction G(3) to Form 10-K. This Form 10-K/A amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the 2025 10-K. The cover page of the 2025 10-K is also amended to (i) update the number of outstanding shares of common stock as of April 29, 2026, and (ii) clarify that no information is incorporated by reference.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to revise Exhibits 10.9 and 10.10 and to add currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The new certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A

Except as described above and other conforming revisions, no other changes have been made to the 2025 10-K, and this Form 10-K/A does not modify, amend or update the financial or other information contained in the 2025 10-K. This Form 10-K/A does not reflect events occurring after the date of the filing of the 2025 10-K, nor does it amend, modify or otherwise update any other information in the 2025 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2025 10-K and with the Company’s filings with the SEC subsequent to the filing of the 2025 10-K.

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

On January 31, 2023, Pono entered into an Agreement and Plan of Merger (as subsequently amended from time to time, the “Merger Agreement”) with Pono Two Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and then a wholly-owned subsidiary of Pono, SBC Medical Group, Inc., then named SBC Medical Group Holdings Incorporated, a Delaware corporation (“Legacy SBC”), Mehana Capital LLC, a Delaware limited liability company (“Sponsor”) in its capacity as the representative of the stockholders of Pono, and Dr. Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of Legacy SBC.

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

As a result of the Closing of the Merger and the Business Combination, the business of Legacy SBC became the business of the Company.

Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

This Amendment No. 1 includes references to our website and the information contained on, or accessible from, our website is not a part of this report by reference or otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K/A contains forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or similar expressions, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are based on information available as of the date of this Form 10-K/A, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

For additional information on forward-looking statements and risks and uncertainties that could cause actual results to differ from those implied by the forward-looking statements, see the 2025 10-K, including “Part I, Item 1A. Risk Factors” therein, and the Company’s other filings that have been made or will be made with the SEC.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Fifth Amended and Restated Charter provides that the business and affairs of the Corporation shall be managed by and under the direction of the Board.

Our directors are elected at each annual meeting of stockholders to serve for a one-year term or until his or her death, resignation, removal or the earlier termination of his or her term of office. Our board of directors currently consists of five (5) individuals. The directors serve until their respective successors are duly elected and qualified, or until their earlier death, resignation, retirement, disqualification or removal. The Company’s board of directors currently consists of Ken Edahiro, Mike Sayama, Fumitoshi Fujiwara, Yuya Yoshida, and Yoshiyuki Aikawa, each to hold office until the 2026 annual meeting of stockholders.

Set forth below are the names of our directors, their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years as of April 30, 2026. Additionally, information about the specific experience, qualifications, attributes or skills that led to our board of directors’ conclusion that each person listed below should serve as a director is set forth below.

Name	Age	Position(s) with the Company
Yoshiyuki Aikawa	55	Director, Chairman and Chief Executive Officer

Yuya Yoshida	47	Director, Chief Financial Officer and Chief Operating Officer

Ken Edahiro	44	Independent Director

Mike Sayama	72	Independent Director

Fumitoshi Fujiwara	60	Independent Director

Our board of directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of our board of directors are “independent directors” as defined by The Nasdaq Stock Market: Ken Edahiro, Mike Sayama, and Fumitoshi Fujiwara; therefore, the majority of our Board consists of independent directors.

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

Ken Edahiro. Mr. Edahiro has served as a director of the Company since September 17, 2024. Mr. Edahiro has served as the Chief Strategy and Marketing Officer of BizReach, a Cloud service provider since November 2023, and has, additionally, served as General Manager of BizReach Business Division since February 2025. From January 2014 through May 2019, he served as the General Manager of King, a leading interactive entertainment company. From August 2012 through December 2013, Mr. Edahiro served as the head of global strategy and marketing of gloops, a provider of computer games. From April 2004 through July 2012, he served as a Chief Account Executive at Dentsu, a provider of advertising services. In 2004, Mr. Edahiro received a degree from Hitotsubashi University. We believe that Mr. Edahiro’s experience as a chief strategy officer and extensive knowledge of marketing qualifies him to serve as a director on the Company’s board of directors.

Mike Sayama, Ph.D. Dr. Mike Sayama serves as an independent director of the Company since March 11, 2022 (including for time prior to the Business Combination). Dr. Sayama was formerly the Executive Director of Community First since it was established in July 2016 until January 2021. As the founding executive director, he was responsible for operations, developing a strategic plan for an accountable health community in East Hawaii, community relations, and fund raising. From January 2021 to June 2021 he served as the Director of Strategy to facilitate the transition to a new management team. From October 2013 to December 2018, Dr. Sayama served as a Vice President at Pono Health and was Director of Learning Health Homes, a project where he was responsible for managing the East Hawaii Independent Physicians Association and implementing a data platform integrating health plan, hospital, and physician data. Dr. Sayama also facilitated the reorganization of EHI and development of its strategic direction. Community First, a 501(c)3 non-profit, which serves as a neutral forum for healthcare stakeholders in East Hawaii, grew out of the Learning Health Homes Initiative. From August 1997 to October 2013, Dr. Sayama served as a Vice President of the Hawaii Medical Service Association, first in Health Benefits Management and then in Customer Relations. In the first position, he streamlined preauthorization and appeal processes, including the elimination of preauthorization for inpatient admissions without increase in inpatient utilization. In his second position he established call centers in Hilo which stabilized the call center work force and improved the timeliness and accuracy of customer service. From April 2001 to April 2005, Dr. Sayama was a Director on the City Bank Board, and from April 2005 to April 2009, was a Director on the Boards of Central Pacific Bank and Central Pacific Financial Corporation. Regarding education: In May 1975, he received his Bachelor of Arts degree in Psychology from Yale University, and in August 1979, his Master of Arts degree in Clinical Psychology from University of Michigan. In August 1982, Dr. Sayama received his Ph.D. degree in Clinical Psychology from University of Michigan. He is the author of several books on psychotherapy and Zen Buddhism. His community service includes having been a Director on the Bay Clinic Board (the Federally Qualified Health Center in East Hawaii) and currently serving as the Abbot of Chozen-ji, International Zen Dojo. Mr. Sayama brings broad knowledge of the healthcare technology industry, as well as prior experience serving as a founding executive director, which makes him a valuable member of our board of directors.

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

Executive Officers

In addition to Dr. Aikawa and Mr. Yoshida, whose biographical information is set forth above, Ms. Miki (Shimizu) Yamazaki serves as an executive officer of the Company.

Miki (Shimizu) Yamazaki, age 40, has served as our Chief Strategy Officer since April 10, 2025. Previously, she spent 16 years at Goldman Sachs Japan (2008-2024) within their Investment Banking Division. From 2016 onward, she served as Vice President of the Advisory Group, specializing in M&A and capital transactions, including cross-border acquisitions, IPOs, and anti-activist advisory services. Additionally, she serves as President and Representative Director of Ai-Med Inc. since February 2026. She graduated from Keio University with a Bachelor’s degree in 2008.

Board Leadership Structure and Role in Risk Oversight

The Board believes that its leadership structure currently serves the best interests of our shareholders, partners, customers, and other stakeholders because of Dr. Aikawa’s deep expertise in the Company’s business.

One of the Board’s key functions is informed oversight of our risk management process. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. The Board does not have a standing risk management committee but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. Our Board and its committees consider specific risk topics, including risks associated with our strategic plan, business operations, capital structure, information technology, data privacy and cyber security. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the Board as quickly as possible.

Our Audit Committee has the responsibility to consider and discuss with management and the auditors, as appropriate, our guidelines and policies with respect to financial risk management and financial risk assessment, including the Company’s major financial risk exposures and the steps taken by management to monitor and control these exposures. In addition, the Audit Committee reviews and discusses with management and the auditors, as appropriate, the Company’s guidelines and policies with respect to financial risk management and financial risk assessment, including the Company’s major litigation and risk exposures and the steps taken by management to monitor and control these exposures. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking, including risks related to our practices and policies of employee compensation as they relate to risk management and risk-taking incentives, to determine whether such compensation policies and practices are reasonably likely to have a material adverse effect on us, including whether our incentive compensation plans encourage excessive or inappropriate risk taking. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including proxy advisory firm policies and recommendations. The Nominating and Corporate Governance Committee also oversees and reviews with management our major legal compliance risk exposures and the steps management has taken to monitor or mitigate such exposures, including our procedures and any related policies with respect to risk assessment and risk management.

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

Meeting Attendance.

During the fiscal year ended December 31, 2025, there were five (5) meetings of our board of directors. No director attended fewer than 75% of the total number of meetings of our board of directors and of committees of our board of directors on which he served during fiscal 2025. Members of our board of directors are encouraged to attend the annual meetings of our stockholders. All of our directors attended our last annual stockholders meeting, which was held on June 13, 2025.

Committees of the Board of Directors

The Company’s board of directors has the authority to appoint committees to perform certain management and administration functions. The Company’s board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by the board of directors. The charters for each of these committees are available on the Company’s website at https https://ir.sbc-holdings.com/.

Audit Committee

The audit committee of the board of directors of the Company consists of Messrs. Ken Edahiro, Mike Sayama, and Fumitoshi Fujiwara. The Company’s board of directors has determined each member of this committee is independent under the Nasdaq listing standards and Rule 10A-3(b)(1) under the Exchange Act. Our audit committee met five (5) times during fiscal 2025. The chairperson of the audit committee is Mr. Fujiwara. Mr. Fujiwara also qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq.

The primary purpose of the audit committee is to discharge the responsibilities of the board of directors with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit the Company’s financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing policies on risk assessment and risk management;

●	related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes the Company’s internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Compensation Committee

The compensation committee consists of Messrs. Ken Edahiro, Mike Sayama, and Fumitoshi Fujiwara. The Company’s board of directors has determined each member of this committee is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chairperson of the compensation committee is Fumitoshi Fujiwara. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors to oversee its compensation policies, plans and programs and to review and determine the compensation to be paid to its executive officers, directors and other senior management, as appropriate. Our compensation committee met five (5) times during fiscal 2025.

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee of the Company’s board of directors consists of Messrs. Ken Edahiro, Mike Sayama, and Fumitoshi Fujiwara. The Company’s board of directors has determined that each member of this committee is independent under Nasdaq listing standards. The chairperson of the nominating and corporate governance committee is Mr. Fumitoshi Fujiwara.

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

Our nominating committee will consider candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. Once identified, the nominating committee will evaluate a candidate’s qualifications. Threshold criteria include: personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of our industry, possible conflicts of interest, the extent to which the candidate would fill a present need on our board of directors, and concern for the long-term interests of our stockholders. Our nominating committee has not adopted a formal diversity policy in connection with the consideration of director nominations or the selection of nominees. However, the nominating committee will consider issues of diversity among its members in identifying and considering nominees for director, and strive where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and country of citizenship on our board of directors and its committees.

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

Code of Ethics and Business Conduct

The Company’s Code of Ethics and Business Conduct applies to all of its employees, officers and directors, including those officers responsible for financial reporting. The Code of Ethics and Business Conduct is available on the Company’s website at https https://ir.sbc-holdings.com/. The Company intends to disclose any amendments to the Code of Ethics and Business Conduct, or any waivers of its requirements, on its website to the extent required by the applicable rules and exchange requirements.

Policy on Insider Trading

We have adopted a Policy on Insider Trading that governs the purchase, sale, and/or other dispositions (including hedging) of our securities by our directors, officers, and employees, that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable Nasdaq listing standards. A copy of our Policy on Insider Trading is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2025. Furthermore, it is also the policy of the Company that it will not engage in transactions in securities of the Company while aware of material non-public information relating to the Company or its securities.

Implications of Being a Controlled Company

The Company is a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, we qualify for exemptions from certain corporate governance requirements. If the Company relies on these exemptions, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements. Dr. Yoshiyuki Aikawa controls approximately 81.7% of the voting power of our outstanding common stock, and, therefore controls a majority of the voting power of the Company’s outstanding common stock, and the Company is a “controlled company” within the meaning of applicable rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table presents information regarding the compensation paid by to Yoshiyuki Aikawa, our Chief Executive Officer, Yuya Yoshida, our Chief Financial Officer and Chief Operating Officer, and Miki (Shimizu) Yamazaki, our Chief Strategy Officer, for services rendered to the Company and its subsidiaries during the fiscal years ended December 31, 2025 and 2024, as applicable. We refer to these individuals as our “named executive officers.” We do not have any other executive officers. Payment was made by the Company or its subsidiaries, as applicable.

Name and Position	Year	Salary ($) (1)	Bonus ($) (4)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified referred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yoshiyuki Aikawa	2025	12,000,000	—	—	—	—	—	—	12,000,000
Chief Executive Officer (principal executive officer	2024	14,506,032	—	—	—	—	—	—	14,506,032
Yuya Yoshida(2)	2025	316,734	99,338	—	—	—	—	—	416,072
Chief Financial Officer and Chief Operating Officer	2024	304,404	—	—	—	—	—	—	304,404
Miki (Shimizu) Yamazaki (3)	2025	275,783	83,391						359,174
Chief Strategy Officer

(1)	Amounts reported in this column reflect the base salary earned by our named executive officers during 2025 and 2024. Compensation paid to our named executive officers may be denominated in either U.S. dollars or Japanese Yen depending on the applicable Employment Agreement and period; amounts originally denominated in Japanese Yen have been translated into U.S. dollars at the exchange rate in effect on the applicable payment date.
(2)	Mr. Yoshida has served as our Chief Operating Officer and member of the Board of Directors since September 29, 2023, and as our Chief Financial Officer since April 1, 2025.
(3)	Ms. Yamazaki assumed the role of Chief Strategy Officer, effective as of April 10, 2025. Accordingly, we do not show any compensation for her for 2024.
(4)	The amounts reported in this column represent discretionary annual incentive bonus amounts paid to Mr. Yoshida and Ms. Yamazaki in respect of 2025. Such bonus amounts were denominated in Japanese Yen and translated into U.S. dollars on the same basis as described in footnote (1).

Executive Compensation Philosophy and Objectives

Our executive compensation program is designed to:

●	attract, motivate, incentivize, and retain employees at the executive level who contribute to our long-term success; and

●	provide compensation packages to our executives that are fair, easy to understand, and competitive; provide high retention value; and reward high performance and the achievement of our business objectives.

The design of our executive compensation program is influenced by a variety of factors, with the primary goals being to align the interests of our named executive officers and stockholders and to link pay to performance. Although compensation of named executive officers currently consists of only cash compensation, in the future, we expect to utilize long-term incentive compensation opportunities in the form of equity awards.

Compensation-Setting Process

Role of Compensation Committee and Board of Directors

The compensation committee discharges the responsibilities of our board of directors relating to the compensation of our named executive officers as set forth in its charter and reports to our board of directors on its discussions, decisions, recommendations, and other actions. Generally, the compensation committee makes all final decisions regarding the compensation of the CEO and other named executive officers.

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

Setting Target Total Direct Compensation

The compensation committee reviews the annual base salary levels and considers long-term incentive compensation opportunities of our named executive officers.

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

Executive Employment Agreements

The Company has entered into employment agreements (the “Employment Agreements”) with Dr. Yoshiyuki Aikawa (Chief Executive Officer) Yuya Yoshida (Chief Financial Officer and Chief Operating Officer) and Ms. Miki (Shimizu) Yamazaki (Chief Strategy Officer).

The Employment Agreements all provide for at-will employment that may be terminated by the Company due to the executive’s death, due to total disability (as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended (the “Code”)), and with or without Cause (as defined below), by the executive with or without Good Reason (as defined below), or by either party by providing notice of their desire to not renew. The Employment Agreements provide for annual base salaries for the 2025 fiscal year of $12,000,000 for Dr. Aikawa, JPY 44,000,000 (increased to JPY 47,000,000 effective July 1, 2025) for Mr. Yoshida and JPY 38,000,000 (increased to JPY 43,700,000 effective June 1, 2025) for Ms. Yamazaki. Each of the Employment Agreements also provides for possible annual performance bonuses and equity grants under the equity incentive plan if so determined by the Company’s Compensation Committee. Mr. Yoshida, and Ms. Yamazaki each received a discretionary bonus in respect of 2025, as disclosed in the Summary Compensation Table. No equity grants were made to any of the named executive officers with respect to 2025.

Provisions Applicable to All Employment Agreements

Each of the Employment Agreements has an initial term of one year, and provides that the term will automatically be extended for additional terms of one year each unless either the Company or the applicable executive provides notice to the other party of their desire to not so renew the initial term or renewal term (as applicable) at least 30 days prior to the expiration of then-current term. Each of the Employment Agreements provide that the applicable executive’s employment with the Company is “at will,” meaning that either the applicable executive or the Company may terminate the applicable executive’s employment at any time and for any reason, subject to the other provisions of the Employment Agreement.

Each of the Employment Agreements may be terminated by the Company, either with or without “Cause”, or by the applicable executive, either with or without “Good Reason”.

For purposes of each agreement, “Cause” means:

●	a violation of any material written rule or policy of the Company for which violation any employee may be terminated pursuant to the written policies of the Company reasonably applicable to an executive employee;

●	misconduct by the applicable executive to the material detriment of the Company;

●	the applicable executive’s conviction (by a court of competent jurisdiction, not subject to further appeal) of, or pleading guilty to, a felony;

●	the applicable executive’s gross negligence in the performance of the applicable executive’s duties and responsibilities to the Company as described in the Employment Agreement; or

●	the applicable executive’s material failure to perform the applicable executive’s duties and responsibilities to the Company as described in the Employment Agreement (other than any such failure resulting from the applicable executive’s incapacity due to physical or mental illness or any such failure subsequent to the applicable executive being delivered a notice of termination without Cause by the Company or delivering a notice of termination for Good Reason to the Company), in either case after written notice from the Board to the applicable executive of the specific nature of such material failure and the applicable executive’s failure to cure such material failure within 10 days following receipt of such notice.

For purposes of each Employment Agreement, “Good Reason” means:

●	at any time following a Change of Control (as defined below), a material diminution by the Company of compensation and benefits (taken as a whole) provided to the applicable executive immediately prior to a Change of Control;

●	a reduction in the applicable executive’s base salary or target or maximum bonus, other than as part of an across-the-board reduction in salaries of management personnel;

●	the relocation of the applicable executive’s principal executive office to a location more than 50 miles further from the applicable executive’s principal executive office immediately prior to such relocation; or

●	a material breach by the Company of any of the terms and conditions of the Employment Agreement which the Company fails to correct within 10 days after the Company receives written notice from the applicable executive of such violation.

For purposes of each Employment Agreement a “Change of Control” of the Company will be deemed to have occurred if, after the effective date of the Employment Agreement, (i) the beneficial ownership (as defined in Rule 13d-3 under the Exchange Act) of securities representing more than 50% of the combined voting power of the Company is acquired by any “person” as defined in sections 13(d) and 14(d) of the Exchange Act (other than the Company, any subsidiary of the Company, or any trustee or other fiduciary holding securities under an employee benefit plan of the Company), (ii) the Company is merged or consolidated with or into another corporation where the shareholders of the Company, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares representing in the aggregate 50% or more of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any) in substantially the same proportion as their ownership of the Company immediately prior to such merger or consolidation, or (iii) there is a sale or other disposition of all or substantially all of the Company’s assets to an entity, other than a sale or disposition by the Company of all or substantially all of the Company’s assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned directly or indirectly by shareholders of the Company, immediately prior to the sale or disposition, in substantially the same proportion as their ownership of the Company immediately prior to such sale or disposition.

If the Company terminates the applicable executive’s employment without Cause, or if the applicable executive terminates employment for Good Reason, then, subject to any other agreements between the company with respect to equity grants made to such executive:

●	the Company will pay to the applicable executive any base salary, bonus, and benefits then owed or accrued, and any unreimbursed expenses incurred by the applicable executive in each case through the termination date;

●	the Company will pay to the applicable executive, in one lump sum, an amount equal to the base salary that would have been paid to the applicable executive for the remainder of the term of the Employment Agreement;

●	any equity granted to the applicable executive under the Employment Agreement, any award agreement or any other agreements with the Company will, to the extent not already vested, be deemed automatically vested; and

●	all of the parties’ rights and obligations under the agreement will cease, other than those rights or obligations which arose prior to the termination date or in connection with such termination, and subject to the survival provisions of the agreements.

In the event of the applicable executive’s death or termination by the Company due to total disability (as defined in Section 22(e)(3) of the Code), the applicable executive is entitled to any unpaid base salary, any accrued but unpaid bonus and benefits (then owed or accrued and owed in the future), a pro-rata bonus for the year of termination based on the applicable executive’s target bonus for such year and the portion of such year in which the applicable executive was employed, and reimbursement of expenses pursuant to the terms of the Employment Agreement through the effective date of termination. Any equity granted to the applicable executive will, to the extent not already vested, be immediately and automatically forfeited as of the termination date.

If it is determined that any payment or benefit provided to the applicable executive under the Employment Agreement or otherwise, whether or not in connection with a Change of Control (a “Payment”), would constitute an “excess parachute payment” within the meaning of Section 280G of the Code, such that the Payment would be subject to an excise tax under Section 4999 of the Code (the “Excise Tax”), the Company will pay to the applicable executive an additional amount (the “Gross-Up Payment”) such that the net amount of the Gross-Up Payment retained by the applicable executive after the payment of any Excise Tax and any federal, state and local income and employment tax on the Gross-Up Payment, shall be equal to the Excise Tax due on the Payment and any interest and penalties in respect of such Excise Tax.

Each Employment Agreement contains customary confidentiality provisions, and customary provisions related to Company ownership of intellectual property conceived or made by the applicable executive in connection with the performance of their duties to the Company.

Incentive Compensation Clawback Policy

We have adopted a clawback policy for incentive compensation in accordance with the requirements of Nasdaq, which is filed as Exhibit 97.1 to our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Policies and Practices Related to the Grants of Certain Equity Awards

It is the Company’s practice not to time the disclosure of material non-public information for the purpose of affecting the value of executive compensation and to avoid timing such grants around the filing of periodic reports or current reports that may contain material non-public information.

During the year ended December 31, 2025, we did not grant any equity awards to our named executive officers.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2025 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our board of directors. Compensation paid to Dr. Aikawa and Mr. Yoshida, our directors who are also executive officers, is reported in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Fumitoshi Fujiwara	80,128	—	80,128
Ken Edahiro	40,064	—	40,064
Mike Sayama	40,064	—	40,064

Each non-employee director is paid an annual cash retainer of JPY 6,000,000. Our non-employee director who serves as the chair of three committees (Mr. Fujiwara) receives an additional JPY 6,000,000 in cash. Cash payments to non-employee directors are paid monthly on a prorated basis. Cash compensation to our non-employee directors is denominated in Japanese Yen under the Company’s director compensation program; the U.S. dollar amounts reported in the table above represent the sum of each monthly payment translated into U.S. dollars at the exchange rate in effect on the applicable payment date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, known to us, as of April 29, 2026 for (a) our named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder that beneficially owns more than 5% of our common stock. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if they possess sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 102,576,943 shares of common stock outstanding on April 29, 2026 (after deducting 270,000 shares held by a wholly-owned subsidiary).

Unless otherwise noted, the business address of each of the beneficial owners listed below is c/o the Company at 200 Spectrum Center Dr., Suite 300, Irvine, CA 92618.

	Number of
	Shares
	Beneficially
Name and Address of Beneficial Owners	Owned	% of Class
Directors and Executive Officers
Yoshiyuki Aikawa(1)	83,839,460	81.7%
Yuya Yoshida	-	-
Ken Edahiro	-	-
Mike Sayama	15,000	* %
Fumitoshi Fujiwara	-	-
Miki (Shimizu) Yamazaki	-	-
All executive officers and directors as a group (6 persons)	83,854,460	81.7%
Beneficial Owner of More than 5%
Aikawa Equity Management Co., Ltd.(2)	5,284,500	5.2%

*		Less than 1.0%

	(1)	Based on the Schedule 13D/A filed by Dr. Aikawa on April 21, 2026 and further updated by a Form 4, filed on April 29, 2026. Dr. Aikawa may be deemed to be the beneficial owner of 83,839,460 shares of common stock, consisting of 78,839,460 shares of common stock held directly by Dr. Aikawa and 5,000,000 shares of common stock held by Aikawa Investment Co., Ltd., a company wholly owned by Dr. Aikawa.
	(2)	Based on a Schedule 13G filed by Aikawa Equity Management Co., Ltd. on March 13, 2026. The business address of Aikawa Equity Management Co., Ltd. is 908 Kamikurata-Cho, Totsuka-ku, Yokohama, Kanagawa, 244-0816.

Equity Compensation Plans

The following table sets forth securities authorized for issuance under the SBC Medical Group Holdings Incorporated 2024 Equity Incentive Plan as of December 31, 2025, which is our only equity incentive plan with shares available for issuance as of such date.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by stockholders	-	-	15,000,000
Equity compensation plans not approved by stockholders	-	-	-

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

The agreements described in this section, or forms of such agreements are filed as exhibits to the 2025 Form 10-K, and the following descriptions are qualified by reference thereto.

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

Related Party Transactions of Legacy SBC and After the Business Combination

Material Contracts between SBC Medical Sub and MCs

Our wholly owned subsidiary, SBC Medical Group Co., Ltd., a Japanese corporation (“SBC Medical Sub”, or “SBC Japan”), is designated as a “medical service corporation” in Japan. In Japan, a medical service corporation is a legal entity that provides management services to “medical corporations”. The management services are conducted through franchisor-franchisee contracts and/or service contracts with the medical corporations and/or general incorporated associations that own and operate domestic franchisee treatment centers in Japan. Separately, we also enter into franchise arrangements with certain independently operated clinics in Japan, which differ in certain respects from our arrangements with the medical corporations. In addition, following the July 2025 acquisition of MB career lounge, Co., Ltd. (“MB career lounge”), a company providing comprehensive management supporting services for medical institutions in Japan, including medical professional recruiting and operational consulting, the Company, through MB career lounge, provides management and operational support services to Medical Corporation Misakikai and General Incorporated Association Miotokai, and the related revenues are included in the Company’s consolidated revenues.

The Company’s subsidiaries have entered into franchisor-franchisee contracts and service contracts (including business consignment agreements of the same nature) with seven medical corporations, consisting of Medical Corporation Shobikai, Medical Corporation Kowakai, Medical Corporation Nasukai, Medical Corporation Aikeikai, Medical Corporation Jukeikai, and Medical Corporation Ritz Cosmetic Surgery, as amended and restated effective as of April 2025, and Medical Corporation Association Furinkai, effective as of June 2025.

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

SBC’s Operating Agreement

The Company previously entered into an SBC Operating Agreement (the “SBCOA”) with each of the MCs. The original term of the SBCOA was from April 1, 2023, to March 31, 2025, and the term was extended until March 31, 2026 (and thereafter, automatically extended for a year term pursuant to the revised fee structure). Pursuant to the SBCOA the Company agreed to provide the MCs with the following consulting services related to: (i) marketing related services for developing new clients (ii) aiming to ensure stable performance and increase customer satisfaction through the creation of repeat customers (iii) the establishment and operation of a system seeking to ensure medical safety (iv) securing attorneys and medical institutions to transport in the event of claims or medical accidents, (v) measures to improve employee satisfaction, and design of organizational chart and personnel evaluation system (vi) the selection of medical equipment and materials, (vii) the acquisition of properties for new medical facilities (trade area survey, area selection, lease agreement signing, etc.) (viii) various types of general skills training for healthcare facility employees (ix) specialized and advanced skills training in leadership, motivation, communication, etc., for chiefs, leaders, and other employees with subordinates (x) development of new type of medical facilities (xi) development of new treatment methods (xii) hiring employees with national certifications, professional skills, and interpersonal skills, such as doctors, nurses, and reception counselors (xiii) performance management, business analysis, and management decision making utilizing financial statements such as income statements, cash flow statements, and balance sheets (xiv) use of the likeness of the Company’s officers or employees on websites, commercials, and other advertising media and (xv) efficient operation methods that allow for more customer service during the same clinic hours.

Under the SBCOA in effect prior to April 2025, in exchange for the foregoing services, each MC is required to pay the Company 3,000,000 yen per month (excluding consumption tax) for each medical facility at which such MC provides medical services to its clients.

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

Business Consignment Agreement for Management Consulting and Operational Support Services to Medical Corporation Association Furinkai

The material terms of our renewed business consignment agreement with Medical Corporation Association Furinkai are as follows:

●	Signing Date:

○	June 30, 2025

●	management consulting and operational support services relating to the operation of medical facilities of Medical Corporation Association Furinkai, including:

○	marketing support for developing new clients;

○	selection and procurement support for medical equipment and medical materials;

○	measures to ensure stable performance and increase customer satisfaction through the creation of repeat customers;

○	planning and consulting for management and operational strategies;

○	renewal of existing treatment methods and development of new treatment methods and manuals, and support for implementation;

○	establishment and operation support for systems intended to help ensure medical safety;

○	support for the integration and improvement of accounting and management processes through the introduction of new accounting systems and related tools; and

○	information system management services, including advisory services relating to information security, IT networks, data centers and communication tools, account management, and business process automation support.

●	Effective Period

○	June 1, 2025 until May 31, 2026

○	If neither party expresses an intention not to renew the agreement before the expiration of the effective period, the agreement will be renewed for successive one (1) year periods under the same terms and conditions.

●	Fees Payable Under the Agreement

○	On June 30, 2025, we entered into two separate business consignment agreements with Medical Corporation Association Furinkai, both effective as of June 1, 2025. Under both agreements, the monthly service fee for the applicable month is payable for each medical facility and is determined based on the facility’s tier classification set forth in the applicable appendix, considering the length of time since the facility’s opening, the facility’s monthly revenue, and patient volume over the past year. The specific fee ranges are as follows:

●	For medical facilities that use the terms “Shonan Beauty” or “SBC” as part of their facility name (such as SBC Beauty Dermatology Clinics): The monthly service fee ranges from JPY 300,000 to JPY 6,230,000 per facility (excluding consumption tax).

●	For other medical facilities (excluding any medical facility that uses the terms “Shonan Beauty” or “SBC” as part of its facility name): The monthly service fee ranges from JPY 1,700,000 to JPY 5,800,000 per facility (excluding consumption tax).

Business Consignment Agreement for Management Consulting Services to Medical Corporation Association Junikai

The material terms of our renewed business consignment agreement for management consulting services to Medical Corporation Association Junikai are as follows:

●	Signing Date

○	June 30, 2025

●	management consulting and operational support services relating to the operation of medical facilities of Medical Corporation Association Junikai, including:

○	advisory services to strengthen branding and develop new clients;

○	selection and procurement support for medical equipment and medical materials;

○	renewal of existing treatment methods and development of new treatment methods and manuals, and support for implementation;

○	establishment and operation support for systems intended to help ensure medical safety;

○	planning and consulting for management and operational strategies;

○	support for the integration and improvement of accounting and management processes through the introduction of new accounting systems and related tools;

○	human resources and labor management support (including consultations on employment rules and internal policies and initiatives to improve employee engagement);

○	recruitment-related advisory and support (including strategic recruiting and support for retention and onboarding); and

○	information system management services, including advisory services relating to information security, IT networks, data centers and communication tools, account management, and business process automation support.

●	Effective Period

○	June 1, 2025 until May 31, 2026

○	if neither party expresses an intention not to renew the agreement before the expiration of the effective period, the agreement shall be renewed for another one (1) year under the same terms and conditions.

●	Fees Payable Under the Agreement

○	The monthly service fee for the applicable month is payable for each medical facility where Medical Corporation Association Junikai provides medical services, and is determined based on the facility’s tier classification set forth in the appendix, considering the length of time since the facility’s opening, the facility’s monthly revenue, and patient volume over the past year.

○	The monthly service fee ranges from JPY 450,000 to JPY 1,440,000 per facility (excluding consumption tax). Consumption tax is charged separately.

Summary of Related Parties and Transactions

The related parties that had material transactions for the years ended December 31, 2025 and 2024 consist of the following:

Name of Related Parties	Nature of Relationship as of December 31, 2025
Yoshiyuki Aikawa	Controlling shareholder, director and CEO of the Company
Medical Corporation Shobikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Kowakai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Nasukai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Aikeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Jukeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Ritz Cosmetic Surgery	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Furinkai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Junikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Misakikai	The relatives of CEO of the Company being the Members of the MC
General Incorporated Association Miotokai	The relatives of CEO of the Company being the Members of the MC
Hariver Inc.	Controlled by the CEO of the Company
Skynet Academy Co., Ltd. *	Subsidiary of Hariver, Inc., a company controlled by the CEO of the Company
Japan Medical & Beauty Inc.	Controlled by the CEO of the Company
AI Med Inc.	The CEO of the Company is a principal shareholder of AI Med Inc.
Co-medical Co., Ltd.	The CEO of the Company is a principal shareholder of Co-medical Co., Ltd.
SBC Inc.	Controlled by the CEO of the Company
SBC Shonan Osteopathic Clinic Inc.	The CEO of the Company is a principal shareholder of SBC Shonan Osteopathic Clinic Inc.
General Incorporated Association SBC	The CEO of the Company being the Member of General Incorporated Association SBC
Public Interest Foundation SBC Medical Promotion Foundation	The relative of CEO of the Company being a Member of Public Interest Foundation SBC Medical Promotion Foundation
SBC Tokyo Medical University	The CEO of the Company is the chairman of SBC Tokyo Medical University
SBC Irvine MC	Significantly influenced by the Company
MEDIROM Healthcare Technologies Inc. (“MEDIROM”)	Fumitoshi Fujiwara, an independent director and Chairman of the Audit Committee of the Company, serves as a Director and Chief Financial Officer of MEDIROM, a company listed on Nasdaq.
SBC Kijimadaira Resort Inc. *	Previously a subsidiary of SBC Inc., a company controlled by the CEO of the Company; Merged with and into SBC Inc. on July 1, 2025, and corporate existence ceased.
General Incorporated Association Taiseikai	The relatives of CEO of the Company being the Members of General Incorporated Association Taiseikai
Waqoo, Inc.	Prior to December 19, 2025, the CEO of the Company was a principal shareholder of Waqoo, Inc. Since then, it has been a majority-owned subsidiary.

* Former subsidiaries of the Company that were disposed of to entities controlled by the CEO of the Company on December 23, 2024.

During the years ended December 31, 2025 and 2024, the transactions with related parties are as follows:

	For the Years Ended December 31,
Revenues, net	2025	2024
Medical Corporation Shobikai	$40,953,913	$53,862,520
Medical Corporation Kowakai	37,101,866	46,756,189
Medical Corporation Nasukai	39,559,694	46,355,437
Medical Corporation Aikeikai	13,519,257	17,997,072
Medical Corporation Jukeikai	4,140,162	5,666,907
Medical Corporation Ritz Cosmetic Surgery	4,353,503	7,435,446
Japan Medical & Beauty Inc.	40,514	39,620
Hariver Inc.	20,050	19,810
SBC Inc.	760	2,512
Public Interest Foundation SBC Medical Promotion Foundation	67	107
General Incorporated Association SBC	—	801
SBC Tokyo Medical University	93,068	45,286
SBC Shonan Osteopathic Clinic Inc.	3,884	56,740
Yoshiyuki Aikawa	39,781	98,445
AI Med Inc.	377	787
SBC Irvine MC	239,538	1,204,107
Medical Corporation Association Furinkai	11,092,065	11,708,183
Medical Corporation Association Junikai	7,272,431	3,923,228
General Incorporated Association Taiseikai	—	692
Skynet Academy Co., Ltd.	26,734	—
SBC Kijimadaira Resort Inc.	78	—
Medical Corporation Misakikai	373,152	—
General Incorporated Association Miotokai	30,076	—
Total	$158,860,970	$195,173,889

	For the Years Ended December 31,
Cost of revenues	2025	2024
Medical Corporation Nasukai	$79,424	$—
Medical Corporation Aikeikai	4,797	—
Japan Medical & Beauty Inc.	12,095,280	8,472,202
SBC Tokyo Medical University	364,552	—
SBC Kijimadaira Resort Inc.	78,285	—
SBC Inc.	734,398	—
Waqoo, Inc.	300,479	—
Co-medical Co., Ltd.	350	—
Total	$13,657,565	$8,472,202

	For the Years Ended December 31,
Selling, general and administrative expenses	2025	2024
Medical Corporation Shobikai	$598,483	$—
Medical Corporation Kowakai	8,244	—
Medical Corporation Nasukai	21,601	—
Medical Corporation Aikeikai	77,544	—
Medical Corporation Jukeikai	791	—
Medical Corporation Association Junikai	337	—
Medical Corporation Association Furinkai	429	—
SBC Inc.	7	—
General Incorporated Association SBC	19,859	—
Co-medical Co., Ltd.	1,166	—
Medical Corporation Association Misakikai	22,635	—
Total	$751,096	$—

	For the Years Ended December 31,
Other income	2025	2024
Medical Corporation Shobikai	$—	$999,350
Medical Corporation Kowakai	—	568,092
Medical Corporation Nasukai	—	764,809
Medical Corporation Aikeikai	—	316,352
Medical Corporation Jukeikai	—	24,474
Skynet Academy Co., Ltd.	3,069	—
Total	$3,069	$2,673,077

As of December 31, 2025 and 2024, the balances with related parties are as follows:

Accounts receivable	December 31, 2025	December 31, 2024
Medical Corporation Shobikai	$6,618,853	$5,091,430
Medical Corporation Nasukai	7,268,301	8,552,722
Medical Corporation Kowakai	6,930,382	7,742,251
Medical Corporation Aikeikai	2,938,667	3,071,378
Medical Corporation Jukeikai	920,649	993,944
Medical Corporation Association Furinkai	1,065,239	1,263,602
Medical Corporation Ritz Cosmetic Surgery	978,614	817,283
Medical Corporation Association Junikai	700,794	283,298
SBC Tokyo Medical University	5,614	536
AI Med Inc.	33	33
SBC Inc.	382	137
Public Interest Foundation SBC Medical Promotion Foundation	30	36
SBC Shonan Osteopathic Clinic Inc.	—	4
SBC Irvine MC	—	693,850
General Incorporated Association SBC	5,171	—
SBC Kijimadaira Resort Inc.	—	336,176
Medical Corporation Misakikai	73,734	—
General Incorporated Association Miotokai	5,267	—
Total	$27,511,730	$28,846,680

Short-term investments	December 31, 2025	December 31, 2024
MEDIROM Healthcare Technologies Inc.	$319,193	$—
Total	$319,193	$—

Finance lease receivables	December 31, 2025	December 31, 2024
Medical Corporation Shobikai	$4,830,319	$1,877,291
Medical Corporation Kowakai	5,586,393	2,490,705
Medical Corporation Nasukai	6,633,510	3,872,683
Medical Corporation Aikeikai	2,206,227	1,047,821
Medical Corporation Ritz Cosmetic Surgery	1,885,804	2,479,771
Medical Corporation Jukeikai	953,857	500,244
Medical Corporation Association Furinkai	1,432,106	1,891,412
Medical Corporation Association Junikai	3,033,529	197,452
SBC Shonan Osteopathic Clinic Inc.	17,123	32,788
Total	26,578,868	14,390,167
Less: current portion	(12,832,355)	(5,992,585)
Non-current portion	$13,746,513	$8,397,582

Due from related party, net	December 31, 2025	December 31, 2024
SBC Irvine MC	$2,762,999	$2,836,013
Less: allowance for credit loss	(2,762,999)	(2,836,013)
Total	$—	$—

Long-term investments in MCs	December 31, 2025	December 31, 2024
Medical Corporation Shobikai	$6,384	$6,378
Medical Corporation Kowakai	6,384	6,378
Medical Corporation Nasukai	6,384	6,378
Medical Corporation Aikeikai	6,384	6,378
Medical Corporation Jukeikai	6,866,219	6,859,913
Medical Corporation Ritz Cosmetic Surgery	10,945,538	10,935,485
Total	$17,837,293	$17,820,910

Accounts payable	December 31, 2025	December 31, 2024
Japan Medical & Beauty Inc.	$48,839	$659,044
Medical Corporation Shobikai	230,354	—
Medical Corporation Kowakai	101,565	—
Medical Corporation Nasukai	127,750	—
Medical Corporation Aikeikai	57,068	—
Medical Corporation Jukeikai	8,718	—
Medical Corporation Association Furinkai	11,674	—
Medical Corporation Ritz Cosmetic Surgery	10,462	—
General Incorporated Association SBC	536	—
SBC Tokyo Medical University	31,919	—
SBC Shonan Osteopathic Clinic Inc.	958	—
Medical Corporation Association Misakikai	21,620	—
Total	$651,463	$659,044

Advances from customers	December 31, 2025	December 31, 2024
Medical Corporation Shobikai	$1,712,820	$5,076,300
Medical Corporation Kowakai	1,145,776	1,801,034
Medical Corporation Nasukai	1,098,435	1,745,069
Medical Corporation Aikeikai	430,305	379,931
Medical Corporation Jukeikai	100,808	140,170
Medical Corporation Ritz Cosmetic Surgery	64,569	45,701
SBC Shonan Osteopathic Clinic Inc.	—	16,395
Medical Corporation Association Furinkai	370,797	940,007
Medical Corporation Association Junikai	433,711	1,594,926
Total	$5,357,221	$11,739,533

Notes payables	December 31, 2025	December 31, 2024
Medical Corporation Shobikai	$—	$4,653
Medical Corporation Kowakai	—	14,672
Medical Corporation Nasukai	—	8,827
Medical Corporation Aikeikai	—	2,236
Medical Corporation Ritz Cosmetic Surgery	—	1,201
Total	—	31,589
Less: current portion	—	(26,255)
Non-current portion	$—	$5,334

Due to related party	December 31, 2025	December 31, 2024
Yoshiyuki Aikawa	$2,692,673	$2,823,590
Total	$2,692,673	$2,823,590

	For the Years Ended December 31,
Allowance for credit loss movement	2025	2024
Beginning balance	$2,836,013	$3,238,209
Provision for credit loss	—	622,804
Reversal of credit loss	(73,014)	(1,025,000)
Ending balance	$2,762,999	$2,836,013

The balances of due to and due from related parties represent outstanding loans to and from related parties, respectively, as of December 31, 2025 and 2024. These loans are non-secured, interest-free and due on demand.

For the year ended December 31, 2025, the Company paid officer compensation of approximately JPY240 million ($1,604,028) to Yoshiko Aikawa, the CEO of the Company’s subsidiaries and mother of the Company’s CEO, and recorded it in selling, general and administrative expenses.

Waqoo

On January 1, 2024, the Company obtained 353,600 shares of common stock of Waqoo, Inc. (“Waqoo”), representing approximately 9.49% of Waqoo’s equity interest, through a share exchange agreement in connection with the disposal of a subsidiary, Cell Pro Japan Co., Ltd. (“Cell Pro Japan”). Waqoo is listed on the Tokyo Stock Exchange (Stock Code: 4937), and the CEO of the Company is a non-controlling shareholder with more than 10% of Waqoo’s equity interest.

On December 19, 2025, the Company acquired an additional 575,052 shares through a tender offer, at a price of JPY1,900 per share for a total consideration of JPY1.09 billion ($6.98 million), and 989,802 shares pursuant to a share transfer agreement with the Company’s CEO (an off-market transaction outside of the tender offer), at a price of JPY1,445 per share for a total consideration of JPY1.43 billion ($9.13 million). The Company’s ownership of Waqoo thereby increased to approximately 54.3%, and Waqoo and its subsidiary, Cell Pro Japan, became subsidiaries of the Company. The Company recorded a remeasurement gain of $815,328 on its previously held equity interest in Waqoo at the acquisition date fair value.

Disposal of SBC Kijimadaira Resort Inc. and Skynet Academy Co., Ltd.

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

Aircraft Sales

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

MEDIROM Notes

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

Employment Agreements

Please see the description of the employment agreements between the Company and its executive officers contained in Item 11 of this Form 10-K/A.

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

Registration Rights

In connection with the closing of the Business Combination, the Company entered into registration rights agreements, with certain investors, including with Dr. Aikawa, providing for the right to demand registrations, piggy-back registrations and shelf registrations. The registration rights agreements contain reciprocal provisions on indemnification and contribution as between the Company and each applicable investor party. Additionally, the Company will bear the expenses incurred in connection with the filing of any such registration statements. On April 19, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) by and among the Company, Dr. Yoshiyuki Aikawa, the Company’s CEO and Chairman of the board of directors, as selling stockholder (the “Selling Stockholder”) and Maxim Group LLC, as representative of the several underwriters named in Schedule 1 thereto (the “Underwriters”), relating to an underwritten offering of 3,100,000 shares of the Company’s common stock pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-292451). The offering closed on April 21, 2026, and the closing in respect of the Underwriters’ 45-day option to purchase up to an additional 465,000 shares closed on April 28, 2026. The Company did not sell any Shares in the offering and did not receive any proceeds from the offering.

Director Independence

Our Board of Directors has reviewed the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exception of Dr. Aikawa and Mr. Yoshida, is an “independent director” as defined under Rule 5606(a)(2) of the Nasdaq Listing Rules. Our Board of Directors determined that each of Ken Edahiro, Mike Sayama, and Fumitoshi Fujiwara satisfy the applicable independence standards established by the SEC and the Nasdaq Listing Rules. In making such determinations, our Board of Directors considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence.

Item 14. Principal Accountant Fees and Services.

MaloneBailey, LLP served as the independent registered public accounting firm of Legacy SBC prior to the Business Combination for the fiscal years ending 2021, 2022 and 2023. In connection with the Business Combination, Marcum LLP (“Marcum”), Pono’s independent registered public accounting firm prior to the Business Combination, was informed that it would be dismissed on September 19, 2024 and replaced by MaloneBailey, LLP as the Company’s independent registered public accounting firm.

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

Most recently, in deciding to appoint MaloneBailey, LLP, the audit committee reviewed auditor independence issues and existing commercial relationships with MaloneBailey, LLP and concluded that MaloneBailey, LLP has no commercial relationship with the Company that would impair its independence for the fiscal year ending December 31, 2026.

The following table presents fees for professional audit services rendered by MaloneBailey, LLP for the audit of the Company’s financial statements for the fiscal years ended December 31, 2025 and December 31, 2024.

	2025	2024
Audit Fees(1)	$1,405,797	$1,531,727
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$1,405,797	$1,531,727

(1)	Audit fees consisted of fees billed for professional services rendered for the audit of our year-end financial statements and reviews of our quarterly interim financial statements filed with the SEC, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as consents and review of documents filed with the SEC, including certain 8-K filings.

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

The audit committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting. Our audit committee pre-approved all of the services provided by our independent registered public accounting firms for the years ended December 31, 2025 and 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	Financial Statements and Schedules: The required information is set forth in “Part II, Item 8 - Financial Statements and Supplementary Data” in the 2025 10-K.

b)	Exhibits: The following exhibits are filed or furnished as an exhibit to this Annual Report on Form 10-K.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated January 31, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
2.2	First Amendment to the Agreement and Plan of Merger, dated April 26, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on May 1, 2023).
2.3	Second Amendment to the Agreement and Plan of Merger, dated May 30, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 2, 2023).
2.4	Third Amendment to the Agreement and Plan of Merger, dated June 15, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 16, 2023).
2.5	Amended and Restated Agreement and Plan of Merger, dated June 21, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on June 22, 2023).
2.6	First Amendment to the Amended and Restated Agreement and Plan of Merger, dated September 8, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on September 11, 2023).
2.7	Second Amendment to the Amended and Restated Agreement and Plan of Merger, dated October 26, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to Form 8-K filed by Pono Capital Two, Inc. with the SEC on October 26, 2023).
2.8	Third Amendment to the Amended and Restated Agreement and Plan of Merger, dated December 28, 2023, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on December 29, 2023).

2.9	Fourth Amendment to the Amended and Restated Agreement and Plan of Merger, dated April 22, 2024, by and among Pono Capital Two, Inc., Pono Two Merger Sub, Inc., SBC Medical Group Holdings Incorporated, Mehana Capital LLC in its capacity as the representative of the stockholders of Pono Capital Two, Inc., and Yoshiyuki Aikawa in his personal capacity and his capacity as the representative of the stockholders of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on April 23, 2024).
3.1**	Fifth Amended and Restated Certificate of Incorporation of SBC Medical Group Holdings Incorporated.
3.2**	Certificate of Correction of Fifth Amended and Restated Certificate of Incorporation of SBC Medical Group Holdings Incorporated.
3.3	Amended and Restated Bylaws of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
4.1	Warrant Agreement, dated August 4, 2022, by and between Pono Capital Two, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on August 9, 2022).
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).
4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Amendment No. 1 to the Registration Statement on Form S-1, filed by Pono Capital Two, Inc. on July 22, 2022).
4.5**	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1+	Form of SBC Medical Group Holdings Incorporated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025).
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.3	Form of Registration Rights Agreement by certain SBC Medical Group Holdings Incorporated equity holders Form of Registration Rights Agreement by certain SBC Medical Group Holdings Incorporated equity holders (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025).
10.4	Form of Lock-Up Agreement by certain SBC Medical Group Holdings Incorporated equity holders (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025).
10.5	Letter Agreement, dated August 4, 2022, by and among Pono Capital Two, Inc., its officers, directors, and Mehana Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on August 9, 2022).
10.6	Purchaser Support Agreement, dated January 31, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
10.7	Voting Agreement, dated January 31, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by Pono Capital Two, Inc. with the SEC on February 2, 2023).
10.8+	Executive Employment Agreement between SBC Medical Group Holdings and Yoshiyuki Aikawa, dated September 17, 2024 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).
10.9+	Amended and Restated Executive Employment Agreement between SBC Medical Group Holdings and Yuya Yoshida, dated as of April 28, 2025 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Annual Report on Form 10-K filed on May 9, 2025).
10.10+	Executive Employment Agreement between SBC Medical Group Holdings and Miki (Shimizu) Yamazaki, dated as of April 28, 2025 (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Annual Report on Form 10-K filed on May 9, 2025).
10.11	Form of Non-Competition and Non-Solicitation Agreement. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

19.1**	Policy on Insider Trading
21.1**	List of Subsidiaries of the Registrant
23.1**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.3*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.4*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97.1**	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 28, 2025).
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Previously included with the Annual Report on Form 10-K filed with the SEC on March 27, 2026.
+	Indicates a management or compensatory plan

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SBC Medical Group Holdings Incorporated

Dated: April 30, 2026		/s/ Yoshiyuki Aikawa
	Name:	Yoshiyuki Aikawa
	Title:	Chairman and Chief Executive Officer

