Form 10-Q
period 2026-03-31
SBC Medical Group Holdings Inc
filed 2026-05-14
CIK 1930313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41462

SBC Medical Group Holdings Incorporated

(Exact Name of Registrant as Specified in Its Charter)

Delaware	88-1192288
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

200 Spectrum Center Dr., STE 300 Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 6, 2026, the registrant had 102,846,943 shares of common stock outstanding, after deducting 1,034,308 shares of treasury stock. An additional 270,000 shares are held by a wholly-owned subsidiary; such shares are outstanding but are not entitled to vote pursuant to Section 160(c) of the Delaware General Corporation Law and are presented as treasury stock in the consolidated balance sheet pursuant to ASC 810-10-45-5.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, regarding, among other things, the plans, strategies and prospects, both business and financial, of the Company. These statements are based on the beliefs and assumptions of the management of the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, the Company cannot assure you that it will achieve or realize these plans, intentions or expectations.

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
•
political, economic or industry conditions, or conditions affecting the financial and capital markets, including the effect of trade policy;
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in the Middle East and Eastern Europe;
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

•
intense competition and competitive pressures from other companies in the industries in which the Company operates; and
•
other factors detailed under “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 27, 2026 (the “Annual Report”).

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

New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on the business of the Company, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. As a result of a number of known and unknown risks and uncertainties, the actual results or performance of the Company may be materially different from those expressed or implied by these forward-looking statements. These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described elsewhere in this Quarterly Report and in the Annual Report, particularly in “Part I, Item 1A. Risk Factors” of the Annual Report.

SBC Medical Group Holdings Incorporated

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2026

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SBC MEDICAL GROUP HOLDINGS INCORPORATED

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$167,305,095	$163,773,838
Accounts receivable	2,980,193	2,388,021
Accounts receivable – related parties	33,784,532	27,511,730
Inventories	2,323,880	2,792,617
Short-term investments – related parties	313,865	319,193
Finance lease receivables, current – related parties	13,326,150	12,832,355
Income tax recoverable	1,173,913	1,175,510
Customer loans receivable, current	6,659,837	8,705,999
Prepaid expenses and other current assets	10,912,717	11,724,852
Total current assets	238,780,182	231,224,115

Non-current assets:
Property and equipment, net	7,287,369	7,539,392
Intangible assets, net	47,152,285	47,742,888
Long-term investments, net	1,198,583	1,299,366
Equity method investments	20,312,642	20,312,642
Goodwill, net	15,398,049	15,432,061
Finance lease receivables, non-current – related parties	12,548,800	13,746,513
Operating lease right-of-use assets	11,084,198	8,366,569
Finance lease right-of-use assets	392,118	450,874
Deferred tax assets	4,975,629	4,014,294
Customer loans receivable, non-current	3,454,969	4,824,977
Long-term prepayments	705,430	393,270
Long-term investments in MCs – related parties	17,539,564	17,837,293
Other assets	7,189,758	7,263,692
Total non-current assets	149,239,394	149,223,831
Total assets	$388,019,576	$380,447,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,168,072	$16,988,384
Accounts payable – related parties	527,624	651,463
Bank and other borrowings, current	8,987,118	9,099,046
Advances from customers	1,011,249	1,415,762
Advances from customers – related parties	4,217,057	5,357,221
Income tax payable	8,450,440	8,821,853
Operating lease liabilities, current	5,521,371	4,416,960
Finance lease liabilities, current	118,297	132,946
Accrued liabilities and other current liabilities	11,896,371	11,544,695
Due to related party	2,670,016	2,692,673
Total current liabilities	62,567,615	61,121,003

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEETS — (Continued)

	March 31, 2026	December 31, 2025
Non-current liabilities:
Bank and other borrowings, non-current	31,447,900	33,734,438
Deferred tax liabilities	16,215,816	16,374,832
Operating lease liabilities, non-current	5,731,514	4,136,257
Finance lease liabilities, non-current	93,600	116,527
Other liabilities	1,578,954	1,660,183
Total non-current liabilities	55,067,784	56,022,237
Total liabilities	117,635,399	117,143,240

Commitments and contingencies (Note 19)

Stockholders’ equity:
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025)	—	—
Common stock ($0.0001 par value, 400,000,000 shares authorized, 103,881,251 shares issued, and 102,576,943 shares outstanding as of March 31, 2026 and December 31, 2025)	10,388	10,388
Additional paid-in capital	72,867,424	72,867,424
Treasury stock (at cost, 1,304,308 shares as of March 31, 2026 and December 31, 2025)	(7,749,997)	(7,749,997)
Retained earnings	251,756,691	240,448,620
Accumulated other comprehensive loss	(61,541,134)	(57,294,239)
Total SBC Medical Group Holdings Incorporated stockholders’ equity	255,343,372	248,282,196
Non-controlling interests	15,040,805	15,022,510
Total stockholders’ equity	270,384,177	263,304,706
Total liabilities and stockholders’ equity	$388,019,576	$380,447,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2026	2025
Revenues, net – related parties	$37,955,060	$45,257,145
Revenues, net	5,105,502	2,071,556
Total revenues, net	43,060,562	47,328,701
Cost of revenues (including cost of revenues from related parties of $124,389 and $3,456,928 for the three months ended March 31, 2026 and 2025, respectively)	12,713,828	9,595,617
Gross profit	30,346,734	37,733,084

Operating expenses:
Selling, general and administrative expenses (including selling, general and administrative expenses from related parties of $343,393 and nil for the three months ended March 31, 2026 and 2025, respectively)	12,626,719	13,531,010
Total operating expenses	12,626,719	13,531,010

Income from operations	17,720,015	24,202,074

Other income (expenses):
Interest income	121,369	55,333
Interest expense	(114,806)	(6,207)
Foreign currency exchange gain (loss), net	861,678	(1,058,526)
Other income	491,564	151,328
Other expenses	(223,209)	(638,733)
Gain on redemption of life insurance policies	—	8,746,138
Total other income	1,136,596	7,249,333

Income before income taxes	18,856,611	31,451,407

Income tax expense	7,527,591	9,959,457

Net income	11,329,020	21,491,950
Less: net income (loss) attributable to non-controlling interests	20,949	(10,496)
Net income attributable to SBC Medical Group Holdings Incorporated	$11,308,071	$21,502,446

Other comprehensive income (loss):
Foreign currency translation adjustment	$(4,249,549)	$9,808,327
Total comprehensive income	7,079,471	31,300,277
Less: comprehensive income (loss) attributable to non-controlling interests	18,295	(36,832)
Comprehensive income attributable to SBC Medical Group Holdings Incorporated	$7,061,176	$31,337,109

Net income per share attributable to SBC Medical Group Holdings Incorporated
Basic and diluted	$0.11	$0.21
Weighted average shares outstanding
Basic and diluted	102,576,943	103,276,637

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated Stockholders’	Non- controlling	Total Stockholders’
	Number	Amount	Capital	Number	Amount	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2025	103,881,251	$10,388	$72,867,424	(1,304,308)	$(7,749,997)	$240,448,620	$(57,294,239)	$248,282,196	$15,022,510	$263,304,706
Net income	—	—	—	—	—	11,308,071	—	11,308,071	20,949	11,329,020
Foreign currency translation adjustment	—	—	—	—	—	—	(4,246,895)	(4,246,895)	(2,654)	(4,249,549)
Balance as of March 31, 2026	103,881,251	$10,388	$72,867,424	(1,304,308)	$(7,749,997)	$251,756,691	$(61,541,134)	$255,343,372	$15,040,805	$270,384,177

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated Stockholders’	Non- controlling	Total Stockholders’
	Number	Amount	Capital	Number	Amount	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2024	103,020,816	$10,302	$62,513,923	(270,000)	$(2,700,000)	$189,463,007	$(54,178,075)	$195,109,157	$(86,999)	$195,022,158
Issuance of common stock as incentive shares	860,435	86	(86)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	21,502,446	—	21,502,446	(10,496)	21,491,950
Foreign currency translation adjustment	—	—	—	—	—	—	9,834,663	9,834,663	(26,336)	9,808,327
Balance as of March 31, 2025	103,881,251	$10,388	$62,513,837	(270,000)	$(2,700,000)	$210,965,453	$(44,343,412)	$226,446,266	$(123,831)	$226,322,435

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,329,020	$21,491,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	670,434	628,304
Non-cash lease expense	1,420,824	985,184
Provision for (reversal of) credit losses	(31,353)	25,102
Fair value change of long-term investments	80,301	140,581
Gain on redemption of life insurance policies	—	(8,746,138)
Gain on disposal of property and equipment	—	(12,375)
Deferred income taxes	(1,086,473)	7,016,227
Changes in operating assets and liabilities:
Accounts receivable	(627,606)	(147,925)
Accounts receivable - related parties	(6,821,339)	(295,505)
Inventories	442,643	(124,279)
Finance lease receivables - related parties	264,252	(2,779,253)
Customer loans receivable	3,270,347	4,501,760
Prepaid expenses and other current assets	629,253	(3,150,243)
Long-term prepayments	31,592	98,164
Other assets	(66,265)	318,351
Accounts payable	2,484,437	3,235,017
Accounts payable - related parties	(114,689)	441,481
Notes payables - related parties	—	(548,077)
Advances from customers	(386,997)	(328,791)
Advances from customers - related parties	(1,066,776)	(2,114,829)
Income tax payable	(245,955)	(17,635,239)
Operating lease liabilities	(1,424,716)	(1,036,605)
Accrued liabilities and other current liabilities	543,412	63,764
Other liabilities	(62,408)	(98,005)
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,231,938	1,928,621

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(124,995)	(253,725)
Prepayments for property and equipment	(423,870)	(501,253)
Purchase of long-term investments	—	(635,145)
Long-term loans to others	—	(12,783)
Repayments from related parties	—	70,000
Repayments from others	20,840	30,680
Proceeds from disposal of property and equipment	—	323,419
NET CASH USED IN INVESTING ACTIVITIES	(528,025)	(978,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	—	15,000
Repayments of bank and other borrowings	(1,782,479)	(55,873)
Repayments of finance lease liabilities	(37,278)	(223,454)
Repayments to related parties	(22,657)	(16,053)
NET CASH USED IN FINANCING ACTIVITIES	(1,842,414)	(280,380)

Effect of exchange rate changes	(3,330,242)	6,342,297

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,531,257	7,011,731

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Three Months Ended March 31,
	2026	2025
CASH AND CASH EQUIVALENTS AS OF THE BEGINNING OF THE PERIOD	163,773,838	125,044,092
CASH AND CASH EQUIVALENTS AS OF THE END OF THE PERIOD	$167,305,095	$132,055,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$114,806	$6,207
Cash paid for income taxes, net	$8,848,074	$20,577,290

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment transferred from long-term prepayments	$68,691	$125,287
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$19,664	$102,599
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	$—	$581,129
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	$4,260,931	$358,358
Payables to related parties in connection with loan services provided	$—	$1,922,224
Issuance of common stock as incentive shares	$—	$86
Redemption proceeds receivable on life insurance policies	$—	$17,735,717

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

The above reorganization has been accounted for as a recapitalization among entities under common control since the same controlling shareholder controlled these entities before and after the reorganization. The consolidation of the Company has been accounted for at historical cost and prepared on the basis as if the transactions had become effective as of the beginning of the earliest period presented in the accompanying unaudited consolidated financial statements.

Corporate Structure

As of March 31, 2026, the Company’s major subsidiaries and VIE are as follows:

Name	Place of Incorporation	Date of Incorporation or Acquisition	Percentage of Ownership	Principal Activities
Subsidiaries
SBC Medical Group, Inc.	United States	January 20, 2023	100%	Investment holding
SBC Medical Group Co., Ltd.*	Japan	June 18, 2003	100%	Franchising, procurement, management, rental and marketing services
Liesta Co., Ltd.	Japan	December 15, 2020	100%	Real estate brokerage services
SBC Sealane Co., Ltd.	Japan	June 7, 2022	100%	Leasehold improvement services
Medical Payment Co., Ltd.	Japan	June 30, 2022	75%	Loan services
SBC Medical Consulting Co., Ltd.	Japan	August 2, 2022	100%	Human resource services
MB career lounge Co., Ltd.	Japan	July 17, 2025	100%	Management supporting services
Waqoo, Inc.	Japan	December 19, 2025	54%	Medical support and direct-to-consumer services
Cell Pro Japan Co., Ltd.	Japan	December 19, 2025	54%	Regenerative medicine, contract review and processing, and cosmetics and raw materials business
SBC Medical M&A Advisory Co., Ltd.	Japan	January 7, 2026	100%	M&A brokerage and financial advisory services
Shoubikai Medical Vietnam Co., Ltd.	Vietnam	August 29, 2013	100%	Cosmetic clinic
SBC Irvine, LLC	United States	December 27, 2018	100%	Management services for cosmetic clinic in the United States
SBC Healthcare Inc.	United States	December 16, 2019	100%	Management services for cosmetic clinic in the United States
Aesthetic Healthcare Holdings Pte. Ltd.	Singapore	November 20, 2024	100%	Investment holding
Wen & Weng Family Clinic Pte. Ltd. **	Singapore	November 20, 2024	100%	General outpatient medical services
Wen & Weng Medical Group Pte. Ltd. **	Singapore	November 20, 2024	100%	Healthcare-related businesses
Rochor Clinic Pte. Ltd. **	Singapore	November 20, 2024	100%	General outpatient medical services
Dermasolutions Pte. Ltd. **	Singapore	November 20, 2024	100%	Cosmetic and dermatological treatments and products
Dermasolutions Services Pte. Ltd. **	Singapore	November 20, 2024	100%	Cosmetic services and products
SBC MEDICAL APAC PTE. LTD.	Singapore	March 26, 2025	100%	Asia-Pacific regional headquarters
VIE
Aikawa Medical Management, Inc.	United States	May 10, 2017	VIE	Management services for cosmetic clinic in the United States

* In January 2025, the Company effected a merger in which SBC Japan and Shobikai Sub merged with and into L’Ange Sub. As a result, the separate corporate existence of SBC Japan and Shobikai Sub ceased, with L’Ange Sub continuing as the surviving company. Following the merger, L’Ange Sub changed its name to SBC Medical Group Co., Ltd., which is herein referred to as “SBC Japan.” In January 2026, the Company effected a merger in which SBC Marketing Co., Ltd. merged with and into SBC Japan. As a result, the separate corporate existence of SBC Marketing Co., Ltd. ceased, with SBC Japan continuing as the surviving company.

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

The unaudited consolidated financial statements do not include all of the information and disclosure required by U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025.

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

Reporting Lag

The Company reports AHH and its subsidiaries, which were acquired in November 2024, and Waqoo, Inc. and its subsidiary, Cell Pro Japan Co., Ltd., which were acquired in December 2025, on a three-month calendar lag allowing for the timely preparation of financial statements.

The Company recognizes its portion of the earnings or losses for its equity method investment in OT Midco Holdings, LLC (“OT Midco”) on a three-month calendar lag to ensure consistency and timely filing of the Company's financial statements. See Note 4 for further information with respect to the investment in OT Midco.

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

Since the not-for-profit entities scope exception to the variable interest model is applicable to the MCs, the Company evaluates its business relationship, franchisor-franchisee agreements and/or services agreements with the MCs in Japan under the voting model. The Company has concluded that consolidation of the MCs is not appropriate for the periods presented as it does not have a majority voting interest in the Members of the MCs nor does it have a controlling financial interest in the MCs. The equity interests in the MCs held by the Company are recorded as long-term investments in MCs — related parties on the unaudited consolidated balance sheets. The transactions between the MCs and the Company are disclosed in Note 17 — Related Party Transactions.

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

Translation of amounts from local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2026	March 31, 2025
Current JPY:US$1 exchange rate	159.3040	149.4840
Average JPY:US$1 exchange rate	156.9101	152.5417

(c) Non-controlling Interests

Non-controlling interests in the unaudited consolidated balance sheets represent the portion of the equity in the subsidiaries not attributable, directly or indirectly, to the Company. The portion of the income or loss applicable to the non-controlling interests in subsidiaries is also separately reflected in the unaudited statements of operations.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(d) Use of Estimates

In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, useful lives and impairment of long-lived assets, impairment of goodwill, impairment of long-term investments in MCs — related parties, valuation allowance of deferred tax assets, uncertain income tax positions, the recognition and measurement of impairment of investments in securities, allowance for credit losses, implicit interest rate of operating and finance leases, and liability associated with unredeemed loyalty points. Management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results could differ from those estimates.

(e) Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings or financial position.

(f) Customer Loans Receivable

In February 2023, the Company started to provide loan services to certain customers of the related-party MCs (“End Customers”). Once a loan was granted to finance an End Customer’s purchase, the End Customer was required to repay the Company in monthly installments. The loans provided to the End Customers were unsecured, interest-bearing, and due in three months to five years, depending on the End Customers’ choice of the loan service term.

The Company records the customer loans receivables at gross loan receivables less unamortized costs of issuance fees or discounts, which are amortized over the life of the loan to interest income. The Company generated interest income of $249,123 and $283,416 for the three months ended March 31, 2026 and 2025, respectively, from the loan services, which were included in revenues.

Management periodically evaluates individual End Customers’ financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Customer loans receivable is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the three months ended March 31, 2026 and 2025, the Company recorded a reversal of allowance for doubtful accounts of $31,353 and provision for doubtful accounts of $95,102, respectively, for customer loans receivable.

When a loan was granted to an End Customer, the Company paid the transaction amount directly in cash to the MC on behalf of the End Customer in the month following the purchase.

The loan services were suspended in November 2025, no new loans have been originated since then, and all related payables to MCs were settled as of December 31, 2025.

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

(j) Investments in Securities

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

(k) Equity Method Investments

Investments in LLC

The Company uses the equity method to account for investments in limited liability companies ("LLC") that maintain a specific ownership account for each investor, in which we do not have a controlling financial interest but have the ability to influence the operating and financial policies of the investees.

Under the equity method of accounting, the Company initially recognizes the investments at cost and subsequently adjusts the carrying amount of the investments for its share of earnings or losses reported by the investees, distributions received, and other-than-temporary impairments.

(l) Long-term Investments in MCs — Related Parties

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

(m) Leases

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

(n) Revenue Recognition

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

At the time loyalty points are awarded, an MC pays the Company cash in an amount equivalent to the awarded loyalty points, which is recorded as advances from customers. When an MC’s customers redeem the loyalty points, the Company returns the cash back to the MC in an amount equivalent to the redeemed loyalty points. The awarded loyalty points expire if an MC’s customer does not make any additional qualified purchase at a participating clinic within a year. The Company accumulates and tracks the points on behalf of MCs until the loyalty points expire at which time the Company recognizes an amount equivalent to the expired loyalty points as revenue.

The Company also awards certain points to MCs’ customers on behalf of MCs for free in order to increase the volume of MC’s sales, from which the Company earns other types of revenues, such as procurement revenue. When an MC’s customers redeem such points, the Company reimburses the MC in an amount equivalent to the used free points. The redemption of such points is recorded as a reduction of the revenue recognized.

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

Rental Services Revenue

The Company generates rental income from operating leases and sales-type leases, which is accounted for under ASC Topic 842. Operating lease revenue is generally recognized on a straight-line basis over the terms of the lease agreements and sales-type lease revenue is generally recognized on the lease commitment date. Also see Note 2(m).

Other Revenues

The Company generates other miscellaneous revenues such as beauty and health services revenue, leasehold improvement services revenue, real estate brokerage services revenue, interest income, etc. These revenues are recognized when the Company satisfies performance obligations.

(o) Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and services and are included in selling, general and administrative expenses. The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the ASC 720-35, “Advertising Costs”. The advertising expenses were $567,346 and $682,166 for the three months ended March 31, 2026 and 2025, respectively.

(p) Concentration of Credit Risk

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

For the three months ended March 31, 2026, customer A, B and C represented 24%, 21% and 19% of the Company’s total revenues, respectively. For the three months ended March 31, 2025, customer A, B and C represented 24%, 26% and 23% of the Company’s total revenues, respectively.

As of March 31, 2026, customer A, B and C accounted for 27%, 27% and 25% of the Company’s total outstanding accounts receivable, respectively. As of December 31, 2025, customer A, B and C accounted for 22%, 24% and 23% of the Company’s total outstanding accounts receivable, respectively.

For the three months ended March 31, 2026 and 2025, no vendor represented more than 10% of the Company’s total purchases.

As of March 31, 2026, vendor A, B and C represented 11%, 11% and 16% of the Company’s total outstanding accounts payable, respectively. As of December 31, 2025, vendor A, B and C represented 14%, 22% and 14% of the Company’s total outstanding accounts payable, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(q) Segment Reporting

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

Management determined the Company’s operations constitute a single reporting segment for the three months ended March 31, 2026 and 2025.

(r) Related Parties and Transactions

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

(s) Fair Value Measurements

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

As of March 31, 2026 and December 31, 2025, the carrying values of current assets and current liabilities approximated their fair values reported in the unaudited consolidated balance sheets due to the short-term maturities of these instruments. Debt that bears variable interest rates index to prime also approximates fair value as it reprices when market interest rates change.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are summarized below.

Fair Value Measurements as of March 31, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at March 31, 2026
Short-term investments:
Available-for-sale debt security	$—	313,865	—	$313,865
Long-term investments:
Equity investments at fair value with readily determinable fair value	$761,563	—	—	$761,563

Fair Value Measurements as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2025
Short-term investments:
Available-for-sale debt security	$—	319,193	—	$319,193
Long-term investments:
Equity investments at fair value with readily determinable fair value	$854,927	—	—	$854,927

(t) Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, “Compensation — Stock Compensation”, under which the Company determines whether stock-based compensation awards should be classified and accounted for as an equity award. There were no liability awards granted during any of the periods stated herein. For all grants of stock-based compensation classified as equity awards, the cost of services received from employees and non-employees in exchange for awards is recognized in the unaudited consolidated statements of operations and comprehensive income based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures and cancellations as they occur.

(u) Recent Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in ASU 2025-05 provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those fiscal years, with early adoption permitted. The Company adopted this standard on January 1, 2026. The adoption of this standard and the practical expedient did not have a material impact on its unaudited consolidated financial statements and related disclosures.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

The following amounts and balances of AMM were included in the Company’s unaudited consolidated financial statements as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025:

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$4,202,107	$4,238,149
Accounts receivable	10,615	10,615
Prepaid expenses and other current assets	10,831	10,831
Total Current Assets	4,223,553	4,259,595

Property and equipment, net	—	—
Loans receivables from subsidiaries of the Company	3,077,945	3,077,945
Other assets	2,276	2,276
Total Non-current Assets	3,080,221	3,080,221
Total Assets	$7,303,774	$7,339,816

LIABILITIES
Current Liabilities
Accounts payable	$19,327	$19,327
Accrued liabilities and other current liabilities	17,824	17,824
Due to related party	2,628,445	2,733,324
Total Current Liabilities	2,665,596	2,770,475

Loan payable to a subsidiary of the Company	8,268,544	8,265,846
Total Non-current Liabilities	8,268,544	8,265,846
Total Liabilities	$10,934,140	$11,036,321

	For the Three Months Ended March 31,
	2026	2025
Revenues	$—	$40,470
Total operating expenses	$21,884	$47,800
Net income (loss)	$(16,084)	$17,671

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(16,084)	$(3,644)
Net cash provided by investing activities	$—	$25,000
Net cash used in financing activities	$(104,879)	$(16,052)

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — EQUITY METHOD INVESTMENTS

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

The Company recognizes its portion of the earnings or losses for its equity method investment in OT Midco on a three-month lag. Accordingly, given the investment closing date of December 29, 2025, the earnings or losses from this investment will be reflected commencing with the Company’s unaudited consolidated financial statements for the three months ended June 30, 2026.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2026 and December 31, 2025, prepaid expenses and other current assets consist of the following:

	March 31, 2026	December 31, 2025
Advances to suppliers	$10,046,717	$11,111,347
Other receivables*	433,430	486,326
Others	432,570	127,179
Total	$10,912,717	$11,724,852

* Represent reimbursement receivables from a business partner and other miscellaneous receivables.

NOTE 6 — FINANCE LEASE RECEIVABLES

As of March 31, 2026 and December 31, 2025, finance lease receivables consist of the following:

	March 31, 2026	December 31, 2025
Future minimum lease payments receivable	$25,968,747	$26,636,777
Estimated residual value	—	—
Gross finance lease receivables	25,968,747	26,636,777
Less: unearned interest income	(93,797)	(57,909)
Finance lease receivables	$25,874,950	$26,578,868
Finance lease receivables, current	$13,326,150	$12,832,355
Finance lease receivables, non-current	$12,548,800	$13,746,513

As of March 31, 2026, maturities of the Company’s gross finance lease receivables are as follows:

Years ending December 31,
Remainder of 2026	$10,166,581
2027	10,911,850
2028	4,631,340
2029	258,976
2030 and thereafter	—
Total	$25,968,747

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — PROPERTY AND EQUIPMENT, NET

As of March 31, 2026 and December 31, 2025, property and equipment, net consist of the following:

	March 31, 2026	December 31, 2025
Buildings and facilities attached to buildings	$4,263,742	$4,287,588
Machinery, equipment and automobiles	4,327,910	4,228,598
Aircraft	237,404	241,434
Software	5,781,313	5,879,421
Construction in progress	2,046,737	2,041,608
Subtotal	16,657,106	16,678,649
Less: accumulated depreciation	(7,876,866)	(7,667,935)
Less: accumulated impairment	(1,492,871)	(1,471,322)
Property and equipment, net	$7,287,369	$7,539,392

Depreciation expense was $388,581 and $604,882 for the three months ended March 31, 2026 and 2025, respectively.

The Company recognized a gain of nil and $12,375 on disposal of property and equipment for the three months ended March 31, 2026 and 2025, respectively.

NOTE 8 — INTANGIBLE ASSETS, NET

As of March 31, 2026 and December 31, 2025, intangible assets, net consist of the following:

	March 31, 2026	December 31, 2025
Patent use right	$16,320,996	$16,598,040
Trademarks	1,312,033	1,315,508
Customer relationships	1,927,515	1,928,056
Service agreement	20,450,143	20,797,278
Developed technology	24,143,765	24,143,765
Others	114,224	114,514
Subtotal	64,268,676	64,897,161
Less: accumulated amortization	(2,835,519)	(2,630,988)
Less: accumulated impairment	(14,280,872)	(14,523,285)
Intangible assets, net	$47,152,285	$47,742,888

Amortization expense was $250,001 and $13,372 for the three months ended March 31, 2026 and 2025, respectively.

Estimated future amortization expense related to intangible assets as of March 31, 2026 is as follows:

Years ending December 31,	Amortization Expense
Remainder of 2026	$1,989,541
2027	2,652,722
2028	2,572,274
2029	2,551,238
2030	2,550,249
Thereafter	34,836,261
Total	$47,152,285

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — LONG-TERM INVESTMENTS, NET

As of March 31, 2026 and December 31, 2025, long-term investments, net consist of the following:

	March 31, 2026	December 31, 2025
Investments in private entities or organizations that do not report NAV per share:
Entities or organizations without observable price changes	$1,692,619	$1,721,351
Investment in a public entity with readily determinable fair value	761,563	854,927
Less: accumulated impairment	(1,255,599)	(1,276,912)
Long-term investments, net	$1,198,583	$1,299,366

The Company recognized an unrealized loss of $80,301 on long-term investment in a public entity with readily determinable fair value and an unrealized gain of $19,365 for the three months ended March 31, 2026 and 2025, respectively.

The Company recognized an unrealized loss of $159,946 on its long-term investment in Waqoo, Inc. ("Waqoo"), a public entity with readily determinable fair value, for the three months ended March 31, 2025. Prior to the Company's acquisition of Waqoo on December 19, 2025, Waqoo was a related party because the Company's CEO was its principal shareholder.

NOTE 10 — OTHER ASSETS

As of March 31, 2026 and December 31, 2025, other assets consist of the following:

	March 31, 2026	December 31, 2025
Security deposits	$3,005,067	$3,104,497
Corporate-owned life insurance policies	3,547,716	3,487,391
Long-term loans receivable, primarily student loans	488,751	513,326
Others	148,224	158,478
Total	$7,189,758	$7,263,692

NOTE 11 — ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

As of March 31, 2026 and December 31, 2025, accrued liabilities and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Individual income tax withheld on behalf of employees	$754,775	$1,059,398
Wages and bonus payables	4,049,387	3,892,930
Consumption tax payable	1,722,331	1,161,676
Loyalty program future point redemption obligation	5,166,413	5,247,162
Others	203,465	183,529
Total	$11,896,371	$11,544,695

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — BANK AND OTHER BORROWINGS

As of March 31, 2026 and December 31, 2025, the Company’s borrowings from banks and other financial institutions consist of the following:

Indebtedness	Weighted Average Interest Rate*	Weighted Average Years to Maturity*	March 31, 2026	December 31, 2025
Guaranteed loans
Fixed rate loan	1.25%	1.57	$49,584	$58,412
Variable rate loans	1.72%	1.98	7,517,776	7,635,865
Subtotal	1.72%	1.98	7,567,360	7,694,277

Unsecured loans
Fixed rate loans	2.33%	0.38	149,204	149,204
Variable rate loans	1.16%	4.46	31,505,520	33,777,069
Variable rate loans borrowed under revolving lines of credit	1.24%	0.19	1,212,934	1,212,934
Subtotal	1.16%	4.29	32,867,658	35,139,207

Total loans	1.27%	3.86	40,435,018	42,833,484

Less: current portion			(8,987,118)	(9,099,046)
Non-current portion			$31,447,900	$33,734,438

* Pertained to information for loans outstanding as of March 31, 2026.

The Company borrowed funds from various banks and financial institutions for working capital, securities investments, and mergers and acquisitions ("M&A") purposes.

Interest expense related to the borrowings presented above was $111,860 and $3,961 for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, the Company had borrowings under revolving lines of credit as follows:

Line of credit *	March 31, 2026	December 31, 2025
Maximum available amounts	$1,915,158	$1,915,158
Borrowed amounts **	$1,212,934	$1,212,934

* These revolving lines of credit automatically renew annually unless canceled in writing.

** Borrowings typically have three-month to one-year terms.

The guarantee information of the Company’s outstanding loans as of March 31, 2026 and December 31, 2025 consists of the following:

	March 31, 2026	December 31, 2025
Co-guaranteed by CEO of subsidiaries within the Company’s organizational structure and Tokyo Credit Guarantee Association	$101,685	$122,047
Guaranteed by subsidiaries within the Company's organizational structure	$7,465,675	$7,572,230

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — BANK AND OTHER BORROWINGS (cont.)

As of March 31, 2026, future minimum payments for bank and other borrowings are as follows:

Years ending December 31,	Principal Repayment
Remainder of 2026	$7,231,423
2027	13,735,668
2028	7,326,957
2029	6,795,762
2030	5,345,208
Thereafter	—
Total	$40,435,018

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

During the three months ended March 31, 2026 and 2025, certain operating leases were guaranteed by related parties of the Company.

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

The components of lease costs are as follows:

	For the Three Months Ended March 31,
	2026	2025
Finance lease costs:
Amortization of finance lease right-of-use assets	$31,852	$10,050
Interest on finance lease liabilities	2,946	2,246
Total finance lease costs	34,798	12,296
Operating lease costs	1,445,659	986,500
Short-term lease costs	48,080	40,341
Total lease costs	$1,528,537	$1,039,137

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — LEASES — AS A LESSEE (cont.)

The following table presents supplemental information related to the Company’s leases:

	For the Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,424,716	$1,036,605
Operating cash flows from finance leases	2,946	2,246
Financing cash flows from finance leases	37,278	223,454
Non-cash information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	19,664	102,599
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	—	581,129
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	4,260,931	358,358
Weighted average remaining lease term (years)
Operating leases	2.38	1.74
Finance leases	2.18	2.77
Weighted average discount rate (per annum)
Operating leases	0.92%	0.67%
Finance leases	5.22%	5.01%

As of March 31, 2026, the future maturity of operating and finance lease liabilities is as follows:

Years ending December 31,	Operating Leases	Finance Leases
Remainder of 2026	$4,257,027	$93,292
2027	4,076,606	77,025
2028	2,748,357	43,969
2029	250,041	7,369
2030	54,085	—
Thereafter	—	—
Total undiscounted lease payments	11,386,116	221,655
Less: imputed interest	(133,231)	(9,758)
Present value of lease liabilities	11,252,885	211,897
Less: lease liabilities, current	(5,521,371)	(118,297)
Lease liabilities, non-current	$5,731,514	$93,600

NOTE 14 — INCOME TAXES

United States

SBC Medical Group Holdings Incorporated, SBC Medical Group, Inc., SBC Healthcare Inc., SBC Irvine, LLC, and Aikawa Medical Management, Inc. are incorporated in the United States and subject to federal income tax rate at 21% and California state income tax rate at 6.98%.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of OBBBA were reflected in our results for the three-month period ended March 31, 2026, and there was no material impact on our unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — INCOME TAXES (cont.)

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. During the three months ended March 31, 2026 and 2025, substantially all the taxable income of the Company was generated in Japan. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory rate of approximately 34.69% for the three months ended March 31, 2026 and 2025.

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

For the three months ended March 31, 2026 and 2025, the Company’s income tax expenses are as follows:

	For the Three Months Ended March 31,
	2026	2025
Current	$8,614,064	$2,943,230
Deferred	(1,086,473)	7,016,227
Total	$7,527,591	$9,959,457

The effective tax rate was 39.92% and 31.67% for the three months ended March 31, 2026 and 2025, respectively.

NOTE 15 — SHAREHOLDERS' EQUITY

The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.0001 per share (“Common Stock”), and 20,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

As of March 31, 2026 and December 31, 2025, the Company had 103,881,251 shares issued and 102,576,943 shares outstanding on each date, with no preferred stock issued or outstanding.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SHAREHOLDERS' EQUITY (cont.)

Warrants

The following table summarizes the stock option/warrant activities and related information for the three months ended March 31, 2026 and 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2025	12,134,375	$11.50	4.80	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
As of March 31, 2025	12,134,375	$11.50	4.55	$—

As of January 1, 2026	12,134,375	$11.50	3.80	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
As of March 31, 2026	12,134,375	$11.50	3.55	$—
Vested and exercisable as of March 31, 2026	12,134,375	$11.50	3.55	$—

Each warrant entitles the registered holder to purchase one share of common stock at $11.50 per share.

NOTE 16 — DISAGGREGATION OF REVENUES

Revenues generated from different revenue streams consist of the following:

	For the Three Months Ended March 31,
	2026	2025
Franchising revenue	$9,091,740	$15,719,282
Procurement revenue	12,344,366	14,332,783
Management services revenue	11,929,791	8,728,103
Rental services revenue	3,435,922	5,640,514
Others	6,258,743	2,908,019
Total	$43,060,562	$47,328,701

During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $1,413,371 and $843,755 from the opening balance of advances from customers, respectively; and recognized revenue of $1,073,520 and nil from the opening balance of advances from customers — related parties, respectively.

As of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and 2025, substantially all of our long-lived assets and revenues generated were attributed to the Company’s operations in Japan.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS

The related parties that had material transactions for the three months ended March 31, 2026 and 2025 consist of the following:

Name of Related Parties	Nature of Relationship as of March 31, 2026
Yoshiyuki Aikawa	Controlling shareholder, director and CEO of the Company
Yoshiko Aikawa	Mother of the Company's CEO and serving as a director of SBC Japan, a principal operating subsidiary of the Company
Medical Corporation Shobikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Kowakai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Nasukai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Aikeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Jukeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Ritz Cosmetic Surgery	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Furinkai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Junikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Misakikai	The relatives of CEO of the Company being the Members of the MC
General Incorporated Association Miotokai	The relatives of CEO of the Company being the Members of the MC
Hariver Inc.	Controlled by the CEO of the Company
Skynet Academy Co., Ltd.	Subsidiary of Hariver, Inc., a company controlled by the CEO of the Company
Japan Medical & Beauty Inc.	Controlled by the CEO of the Company
AI Med Inc.	The CEO of the Company is a principal shareholder of AI Med Inc.
Co-medical Co., Ltd.	The CEO of the Company is a principal shareholder of Co-medical Co., Ltd.
SBC Inc.	Controlled by the CEO of the Company
SBC Shonan Osteopathic Clinic Inc.	The CEO of the Company is a principal shareholder of SBC Shonan Osteopathic Clinic Inc.
General Incorporated Association SBC	The CEO of the Company being the Member of General Incorporated Association SBC
Public Interest Foundation SBC Medical Promotion Foundation	The relative of CEO of the Company being a Member of Public Interest Foundation SBC Medical Promotion Foundation
SBC Tokyo Medical University	The CEO of the Company is the chairman of SBC Tokyo Medical University
SBC Irvine MC	Significantly influenced by the Company
MEDIROM Healthcare Technologies Inc. ("MEDIROM")	Fumitoshi Fujiwara, an independent director and Chairman of the Audit Committee of the Company, serves as a Director and Chief Financial Officer of MEDIROM, a company listed on Nasdaq.
SBC Kijimadaira Resort Inc.	Previously a subsidiary of SBC Inc., a company controlled by the CEO of the Company; Merged with and into SBC Inc. on July 1, 2025, and corporate existence ceased.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

During the three months ended March 31, 2026 and 2025, the transactions with related parties are as follows:

	For the Three Months Ended March 31,
Revenues, net	2026	2025
Medical Corporation Shobikai	$10,460,422	$11,552,455
Medical Corporation Kowakai	7,972,011	11,112,924
Medical Corporation Nasukai	8,903,370	12,290,845
Medical Corporation Aikeikai	3,099,413	3,642,703
Medical Corporation Jukeikai	2,528,294	1,173,970
Medical Corporation Ritz Cosmetic Surgery	773,550	1,513,623
Japan Medical & Beauty Inc.	9,560	9,833
Hariver Inc.	5,736	4,917
SBC Inc.	267	108
Public Interest Foundation SBC Medical Promotion Foundation	13	11
SBC Tokyo Medical University	48,253	14,162
Yoshiyuki Aikawa	—	29,187
AI Med Inc.	107	92
SBC Irvine MC	—	201,785
Medical Corporation Association Furinkai	2,658,007	2,634,692
Medical Corporation Association Junikai	1,293,712	1,069,239
Skynet Academy Co., Ltd.	6,373	6,556
SBC Kijimadaira Resort Inc.	—	43
Medical Corporation Misakikai	181,633	—
General Incorporated Association Miotokai	14,339	—
Total	$37,955,060	$45,257,145

	For the Three Months Ended March 31,
Cost of revenues	2026	2025
Japan Medical & Beauty Inc.	$124,389	$3,299,356
SBC Tokyo Medical University	—	89,394
SBC Inc.	—	68,178
Total	$124,389	$3,456,928

	For the Three Months Ended March 31,
Selling, general and administrative expenses	2026	2025
Medical Corporation Shobikai	$123,936	$—
Medical Corporation Kowakai	7,155	—
Medical Corporation Nasukai	1,836	—
Medical Corporation Aikeikai	23,911	—
Medical Corporation Jukeikai	863	—
SBC Inc.	923	—
Japan Medical & Beauty Inc.	3,677	—
SBC Tokyo Medical University	86,906	—
General Incorporated Association SBC	2,850	—
Co-medical Co., Ltd.	1,468	—
Medical Corporation Misakikai	86,650	—
Yoshiko Aikawa	3,218	—
Total	$343,393	$—

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

As of March 31, 2026 and December 31, 2025, the balances with related parties are as follows:

Accounts receivable	March 31, 2026	December 31, 2025
Medical Corporation Shobikai	$9,261,110	$6,618,853
Medical Corporation Nasukai	9,076,620	7,268,301
Medical Corporation Kowakai	8,538,744	6,930,382
Medical Corporation Aikeikai	2,745,888	2,938,667
Medical Corporation Jukeikai	1,669,007	920,649
Medical Corporation Association Furinkai	922,610	1,065,239
Medical Corporation Ritz Cosmetic Surgery	850,541	978,614
Medical Corporation Association Junikai	563,220	700,794
SBC Tokyo Medical University	27,025	5,614
AI Med Inc.	51	33
SBC Inc.	219	382
Public Interest Foundation SBC Medical Promotion Foundation	27	30
General Incorporated Association SBC	—	5,171
Medical Corporation Misakikai	124,291	73,734
General Incorporated Association Miotokai	5,179	5,267
Total	$33,784,532	$27,511,730

Short-term investments	March 31, 2026	December 31, 2025
MEDIROM Healthcare Technologies Inc.	$313,865	$319,193
Total	$313,865	$319,193

Finance lease receivables	March 31, 2026	December 31, 2025
Medical Corporation Shobikai	$5,087,848	$4,830,319
Medical Corporation Kowakai	4,904,411	5,586,393
Medical Corporation Nasukai	6,430,143	6,633,510
Medical Corporation Aikeikai	2,037,290	2,206,227
Medical Corporation Ritz Cosmetic Surgery	1,587,949	1,885,804
Medical Corporation Jukeikai	1,873,023	953,857
Medical Corporation Association Furinkai	1,219,433	1,432,106
Medical Corporation Association Junikai	2,721,898	3,033,529
SBC Shonan Osteopathic Clinic Inc.	12,955	17,123
Total	25,874,950	26,578,868
Less: current portion	(13,326,150)	(12,832,355)
Non-current portion	$12,548,800	$13,746,513

Due from related party, net	March 31, 2026	December 31, 2025
SBC Irvine MC	$2,762,999	$2,762,999
Less: allowance for credit loss	(2,762,999)	(2,762,999)
Total	$—	$—

Long-term investments in MCs	March 31, 2026	December 31, 2025
Medical Corporation Shobikai	$6,277	$6,384
Medical Corporation Kowakai	6,277	6,384
Medical Corporation Nasukai	6,277	6,384
Medical Corporation Aikeikai	6,277	6,384
Medical Corporation Jukeikai	6,751,613	6,866,219
Medical Corporation Ritz Cosmetic Surgery	10,762,843	10,945,538
Total	$17,539,564	$17,837,293

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

Accounts payable	March 31, 2026	December 31, 2025
Japan Medical & Beauty Inc.	$57,278	$48,839
Medical Corporation Shobikai	162,737	230,354
Medical Corporation Kowakai	77,006	101,565
Medical Corporation Nasukai	97,181	127,750
Medical Corporation Aikeikai	49,210	57,068
Medical Corporation Jukeikai	8,238	8,718
Medical Corporation Association Furinkai	9,258	11,674
Medical Corporation Ritz Cosmetic Surgery	5,934	10,462
General Incorporated Association SBC	—	536
SBC Tokyo Medical University	31,387	31,919
SBC Shonan Osteopathic Clinic Inc.	271	958
Medical Corporation Misakikai	25,706	21,620
Yoshiko Aikawa	3,418	—
Total	$527,624	$651,463

Advances from customers	March 31, 2026	December 31, 2025
Medical Corporation Shobikai	$1,340,056	$1,712,820
Medical Corporation Kowakai	909,593	1,145,776
Medical Corporation Nasukai	868,398	1,098,435
Medical Corporation Aikeikai	345,807	430,305
Medical Corporation Jukeikai	82,765	100,808
Medical Corporation Ritz Cosmetic Surgery	54,803	64,569
Medical Corporation Association Furinkai	299,914	370,797
Medical Corporation Association Junikai	315,721	433,711
Total	$4,217,057	$5,357,221

Due to related party	March 31, 2026	December 31, 2025
Yoshiyuki Aikawa	$2,670,016	$2,692,673
Total	$2,670,016	$2,692,673

	For the Three Months Ended March 31,
Allowance for credit loss movement	2026	2025
Beginning balance	$2,762,999	$2,836,013
Provision for credit loss	—	—
Reversal of credit loss	—	(70,000)
Ending balance	$2,762,999	$2,766,013

The balances of due to and due from related parties represent outstanding loans from and to related parties, respectively, as of March 31, 2026 and December 31, 2025. These loans are unsecured, interest-free and due on demand.

For the three months ended March 31, 2026 and 2025, the Company paid officer compensation of approximately JPY60 million ($382,385 and $393,335, respectively) to Yoshiko Aikawa, the mother of the Company's CEO, and recorded it in selling, general and administrative expenses. Ms. Aikawa served as the Representative Director of the Company's principal operating subsidiary, SBC Medical Group Co., Ltd. (SBC Japan), until March 25, 2026. On that date, she resigned from her position as Representative Director and continues to serve as a director of the subsidiary.

Also see Note 2(a), 9, 12, 13, 16 and 19 for more transactions with related parties.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”), Chief Executive Officer, reviews consolidated results of operations to make decisions, therefore the Company views its operations and manages its business as a single operating segment. The Company’s revenues for its single operating segment are derived from providing comprehensive management services to MCs and their clinics for the three months ended March 31, 2026 and 2025.

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

The operating segment financial information regularly reviewed by the CODM, inclusive assets, revenues, expenses, profit or loss, and noncash items, is presented on a consolidated basis in the same amount and using the same captions as those included in the unaudited consolidated statements of operations and comprehensive income, unaudited consolidated balance sheets, and unaudited consolidated statements of cash flows. There are no additional segment expense categories regularly provided to the CODM. Therefore, there are also no amounts classified as other segment items requiring disclosure.

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Guarantees

As of March 31, 2026 and December 31, 2025, a subsidiary of the Company provided a guarantee on the debt of its CEO in the amounts of $219,601 and $228,210, respectively. As of March 31, 2026 and December 31, 2025, the Company did not record a liability in the unaudited consolidated balance sheets for the guarantee because, based on the management's assessment, it was not probable that the Company would be required to make payments under the guarantee.

Investment Commitment (OT Midco)

In addition to the $20 million investment in OT Midco discussed in Note 4, the Company has committed to make an additional $5 million investment in cash, payable in December 2026 or such other month as may be mutually agreed upon by the Company and the investee. The Company will recognize the additional investment when the additional cash investment is made.

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

On February 11, 2026, a purported stockholder class action complaint was filed against the Company and its directors in the Court of Chancery of the State of Delaware, alleging violations under Delaware General Corporation Law Section 141(k) and Delaware common law, due to the Company’s charter wrongly restricting the removal of directors to “only for cause.” The complaint seeks an unspecified amount of declaratory and injunctive relief, class certification, and an award of attorneys’ fees and costs, among other relief as the court may deem just and proper. The Company cannot reasonably estimate a range of loss for this action as of the date the unaudited consolidated financial statements are issued.

NOTE 20 — SUBSEQUENT EVENTS

In April 2026, the Company completed a secondary public offering of 3,565,000 shares of common stock, at a price of $3.25 per share, including 465,000 shares pursuant to the underwriters' option to purchase additional shares. All of the shares were sold by the Company's CEO (the "Seller"). The Company did not sell any shares or receive any proceeds from the offering, nor did it repurchase any shares from the Seller. In connection with the offering, the Company incurred approximately $1.4 million in transaction costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarize the significant factors affecting our operating results, financial condition, liquidity, and cash flows for the periods presented below. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The forward-looking statements contained herein are based on management’s judgment, assumptions made by management and information currently available to it. Actual results could differ materially from those discussed or implied in the forward-looking statements as a result of various factors, including those described elsewhere in this Quarterly Report and the Annual Report, particularly in “Part I, Item 1A. Risk Factors” of the Annual Report and the section entitled “Cautionary Note Regarding Forward-Looking Statements” herein.

Unless the context otherwise requires, any reference in this section of this Quarterly Report to the “Company,” “SBC,” “we,” “us” or “our” refers to Legacy SBC (defined below) and its consolidated subsidiaries and variable interest entity (“VIE”), prior to the consummation of the Business Combination and to SBC Medical Group Holdings Incorporated, together with its consolidated subsidiaries and VIE, following the Business Combination.

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

Financial Overview

For the three months ended March 31, 2026 and 2025, we generated revenues of $43,060,562 and $47,328,701, respectively, we reported net income attributable to SBC Medical Group Holdings Incorporated of $11,308,071 and $21,502,446, respectively, and cash flows provided by operating activities of $9,231,938 and $1,928,621, respectively. As of March 31, 2026, we had retained earnings of $251,756,691.

Our primary mission is to provide high-quality comprehensive management services to the MCs and expand our “Shonan Beauty Clinic” brand. We plan to achieve the mission by maintaining and strengthening our market position and brand in the cosmetic medical treatment management market in Japan, Vietnam and Singapore, and by growing our presence globally.

Further information regarding our business is provided in “Part I, Item 1. Business” of our Annual Report.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

Because we acquired control of Waqoo, Inc. ("Waqoo") on December 19, 2025 and consolidated the financial information of Waqoo and its subsidiary on a three-month reporting lag, Waqoo’s results of operations did not materially impact our consolidated results for the three months ended March 31, 2026.

The following table summarizes our operating income as reflected in our unaudited consolidated statements of operations and comprehensive income for the three months ended March 31, 2026 and 2025, and presents information regarding amounts and percentage changes during those periods.

	For the Three Months Ended March 31,
	2026		2025		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenues, net (including net revenues provided to related parties)	$43,060,562	100.00%	$47,328,701	100.00%	$(4,268,139)	(9.02)%
Cost of revenues (including cost of revenues from related parties)	12,713,828	29.53%	9,595,617	20.27%	3,118,211	32.50%
Gross profit	30,346,734	70.47%	37,733,084	79.73%	(7,386,350)	(19.58)%
Operating expenses (including selling, general and administrative expenses from related parties)	12,626,719	29.32%	13,531,010	28.59%	(904,291)	(6.68)%
Income from operations	17,720,015	41.15%	24,202,074	51.14%	(6,482,059)	(26.78)%
Other income	1,136,596	2.64%	7,249,333	15.32%	(6,112,737)	(84.32)%
Income before income taxes	18,856,611	43.79%	31,451,407	66.45%	(12,594,796)	(40.05)%
Income tax expense	7,527,591	17.48%	9,959,457	21.04%	(2,431,866)	(24.42)%
Net income	11,329,020	26.31%	21,491,950	45.41%	(10,162,930)	(47.29)%
Less: net income (loss) attributable to non-controlling interests	20,949	0.05%	(10,496)	(0.02)%	31,445	(299.59)%
Net income attributable to SBC Medical Group Holdings Incorporated	$11,308,071	26.26%	$21,502,446	45.43%	$(10,194,375)	(47.41)%

Note: Percentages are calculated as a percentage of total revenue and may not sum due to rounding.

Revenues, Net

Revenues, net generated from different revenue streams consist of the following:

	For the Three Months Ended March 31,		Variance
	2026	2025	Amount	%
Franchising revenue	$9,091,740	$15,719,282	$(6,627,542)	(42.16)%
Procurement revenue	12,344,366	14,332,783	(1,988,417)	(13.87)%
Management services revenue	11,929,791	8,728,103	3,201,688	36.68%
Rental services revenue	3,435,922	5,640,514	(2,204,592)	(39.08)%
Others	6,258,743	2,908,019	3,350,724	115.22%
Total	$43,060,562	$47,328,701	$(4,268,139)	(9.02)%

Revenues, net, decreased by 9.02% from $47,328,701 for the three months ended March 31, 2025 to $43,060,562 for the three months ended March 31, 2026.

Japanese Yen (“JPY”) depreciated against the U.S. dollar during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The average rate against the dollar was 156.9101 yen for the three months ended March 31, 2026 compared to 152.5417 yen for the same period in 2025. For the three months ended March 31, 2026 and 2025, we generated net revenues of $43,060,562 (JPY 6,757 million) and $47,328,701 (JPY 7,220 million), respectively, we reported net income of $11,329,020 (JPY 1,778 million) and $21,491,950 (JPY 3,252 million), respectively. Overall, the unfavorable impacts of the period-to-period foreign exchange rate changes on net revenues and net income were $1,233,130 and $324,425, respectively, for the three months ended March 31, 2026.

The main reasons for the variance of $4,268,139 in revenues, net per revenue stream are as follows:

Franchising Revenue

Franchising revenue for the three months ended March 31, 2026 decreased to $9,091,740 by $6,627,542, or 42.16%, from $15,719,282 for the same period in 2025. This decrease was mainly due to the revision of the fee structure for determining service fees for each clinic of MCs based on the size, scale and performance of each clinic effective as of April 1, 2025.

Procurement Revenue

The procurement revenue for the three months ended March 31, 2026 decreased to $12,344,366 by $1,988,417, or 13.87%, from $14,332,783 for the same period in 2025. This decrease was mainly due to a decline in orders from MCs for medical materials, reflecting a temporary increase in procurement activities associated with the business expansion of MCs in the same period of the prior year.

Management Services Revenue

The management services revenue for the three months ended March 31, 2026 increased to $11,929,791 by $3,201,688, or 36.68%, from $8,728,103 for the same period in 2025. This increase was mainly due to the lower point redemption, which was accounted as a reduction of loyalty program management revenue, resulting from the revision of program policy effective in June 2025, partially offset by the decrease resulting from the revision of the fee structure for determining service fees for each clinic of MCs based on the size, scale and performance of each clinic effective as of April 1, 2025.

Rental Services Revenue

The rental services revenue for the three months ended March 31, 2026 decreased to $3,435,922 by $2,204,592, or 39.08%, from $5,640,514 for the same period in 2025. This decrease was mainly due to a decline in revenue from rentals of laser hair removal equipment to existing clinics, as the prior-year period included a higher level of such rentals primarily associated with clinic openings.

Others

The other revenues for the three months ended March 31, 2026 increased to $6,258,743 by $3,350,724, or 115.22%, from $2,908,019 for the same period in 2025. This increase was mainly due to higher revenue related to leasehold improvement services revenue as well as higher revenues from Aesthetic Healthcare Holdings Pte. Ltd. and its subsidiaries, which were acquired in November 2024 and consolidated in the Company's financial statements with three-month reporting lag, as the current-year period reflected three months of their results compared with only one month in the prior-year period.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2026 was $12,713,828 compared to $9,595,617 for the same period in 2025. The increase was mainly due to higher costs related to leasehold improvement services, the inclusion of three months of costs from Aesthetic Healthcare Holdings Pte. Ltd. and its subsidiaries in the current-year period under the Company’s three-month reporting lag, compared with only one month in the prior-year period, and higher personnel costs resulting from an increase in headcount to support newly established departments since April 2025, partially offset by lower costs associated with the decline in revenue from rentals of laser hair removal equipment to existing clinics.

Gross Profit

Gross profit for the three months ended March 31, 2026 was $30,346,734 compared to $37,733,084 for the same period in 2025. The decrease in gross profit by $7,386,350 or 19.58% was mainly due to the decrease in franchising revenue with relatively high gross margin as a result of the factors described above.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,		Variance
	2026	2025	Amount	%
Salaries and welfare	$6,197,751	$6,441,742	$(243,991)	(3.79)%
Depreciation and amortization expense	310,536	461,405	(150,869)	(32.70)%
Consulting and professional service fees	3,474,589	3,298,082	176,507	5.35%
Advertising expense	567,346	682,166	(114,820)	(16.83)%
Taxes and dues	82,365	245,462	(163,097)	(66.44)%
Recruiting expense	247,884	244,377	3,507	1.44%
Lease expense	602,246	640,589	(38,343)	(5.99)%
Office, utility and other expenses	1,144,002	1,517,187	(373,185)	(24.60)%
Total	$12,626,719	$13,531,010	$(904,291)	(6.68)%

The operating expenses decreased to $12,626,719 for the three months ended March 31, 2026 by $904,291, or 6.68%, from $13,531,010 for the same period in 2025. The decrease was mainly due to the decrease in office, utility and other expenses and the depreciation of JPY, partially offset by the increase in consulting and professional service fees.

Office, utility and other expenses decreased by $373,185, or 24.60%, to $1,144,002 for the three months ended March 31, 2026 from $1,517,187 for the same period in 2025, mainly due to the decrease in insurance expenses.

Other Income (Expenses)

Other income (expenses) for the three months ended March 31, 2026 and 2025, were as follows:

	For the Three Months Ended March 31,		Variance
	2026	2025	Amount	%
Interest income	$121,369	$55,333	$66,036	119.34%
Interest expense	(114,806)	(6,207)	(108,599)	1,749.62%
Foreign currency exchange gain (loss), net	861,678	(1,058,526)	1,920,204	(181.40)%
Other income	491,564	151,328	340,236	224.83%
Other expenses	(223,209)	(638,733)	415,524	(65.05)%
Gain on redemption of life insurance policies	—	8,746,138	(8,746,138)	(100.00)%
Total	$1,136,596	$7,249,333	$(6,112,737)	(84.32)%

Other income (expenses), net was $1,136,596 for the three months ended March 31, 2026 compared to $7,249,333 for the same period in 2025. The decrease in other income (expense) by $6,112,737 or 84.32% was mainly due to a gain on redemption of life insurance policies of $8,746,138 in 2025, partially offset by foreign currency exchange gain resulting from the depreciation of the Japanese Yen.

Income Tax Expense

Income tax expense for the three months ended March 31, 2026 was $7,527,591 compared to $9,959,457 for the same period in 2025. The decrease in income tax expense by $2,431,866 or 24.42% was mainly due to the decrease in income before income taxes.

The effective tax rate was 39.92% and 31.67% for the three months ended March 31, 2026 and 2025, respectively. The increase of 8.25 percentage points was mainly due to deferred tax assets related to losses incurred by certain entities that are not considered more likely than not to be realized due to the lack of sufficient future taxable income at those entities.

Net Income

As a result of the foregoing, we reported net income of $11,329,020 for the three months ended March 31, 2026, representing a decrease of $10,162,930 or 47.29% from $21,491,950 for the three months ended March 31, 2025.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $20,949 for the three months ended March 31, 2026, as compared to net loss attributable to non-controlling interests of $10,496 for the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $167,305,095 in cash and cash equivalents compared to $163,773,838 as of December 31, 2025. In addition, the Company had $36,764,725 in accounts receivable as of March 31, 2026 compared to $29,899,751 as of December 31, 2025. The Company’s accounts receivable includes balances due from customers for the services and goods provided by the Company and accepted by customers.

As of March 31, 2026, the Company’s working capital balance was $176,212,567. In assessing liquidity, management monitors and analyzes the Company’s cash and cash equivalents, ability to generate sufficient future earnings, and operating and capital investment commitments. The Company believes that its current cash and cash equivalents from operations and borrowings from banks will be sufficient to meet its working capital needs for the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report.

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of indebtedness, equity financings or a combination of these potential sources of funds. While we face uncertainties regarding the size and timing of our fundraising, which will be affected by general economic, financial, and other factors that may be beyond our control, we believe that we will be able to continue to meet our current business needs through the use of cash flows generated from operations.

The Company evaluates its capital allocation practices with the objective of enhancing stockholder value, while considering performance, the business environment, macroeconomic conditions and other relevant factors. The Company expects to deploy capital for investment opportunities that align with its growth strategy, selectively pursuing prospects in the expanding global medical aesthetics market. Additionally, the Company continues to evaluate alternative methods for deployment of capital, including in the form of dividends to stockholders and repurchases of shares of common stock. The actual timing, manner and value of any such options will depend on several factors, including the market price of our stock, general market and economic conditions, our liquidity requirements, applicable legal requirements and other business considerations.

Cash Flows for the Three Months Ended March 31, 2026 and 2025

The following table provides a summary of our cash flows for the periods indicated.

	For the Three Months Ended March 31,		Variance
	2026	2025	Amount	%
Net cash provided by operating activities	$9,231,938	$1,928,621	$7,303,317	378.68%
Net cash used in investing activities	(528,025)	(978,807)	450,782	(46.05)%
Net cash used in financing activities	(1,842,414)	(280,380)	(1,562,034)	557.11%
Effect of exchange rate changes	(3,330,242)	6,342,297	(9,672,539)	(152.51)%
Net change in cash and cash equivalents	3,531,257	7,011,731	(3,480,474)	(49.64)%
Cash and cash equivalents as of the beginning of the period	163,773,838	125,044,092	38,729,746	30.97%
Cash and cash equivalents as of the end of the period	$167,305,095	$132,055,823	$35,249,272	26.69%

Operating Activities

Net cash provided by operating activities was $9,231,938 for the three months ended March 31, 2026, mainly derived from net income of $11,329,020 for the period, reconciled by a non-cash lease expense of $1,420,824 and deferred income tax benefit of $1,086,473, and net changes in operating assets and liabilities, which mainly included an increase in accounts receivable - related parties of $6,821,339, an increase in accounts payable of $2,484,437, a decrease in customer loans receivable of $3,270,347, and a decrease in operating lease liabilities of $1,424,716.

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

Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities of $528,025 was mainly the result of prepayments for property and equipment of $0.4 million and purchase of property and equipment of $0.1 million.

During the three months ended March 31, 2025, net cash used in investing activities of $978,807 was mainly the result of purchase of long-term investments of $0.6 million, and prepayments for property and equipment of $0.5 million, offset by proceeds from disposal of property and equipment of $0.3 million.

Financing Activities

During the three months ended March 31, 2026, net cash used in financing activities of $1,842,414 was mainly due to the repayments of bank and other borrowings of $1.8 million.

During the three months ended March 31, 2025, net cash used in financing activities of $280,380 was mainly due to the repayments of finance lease liabilities of $0.2 million.

Recent Developments

There have been no material recent developments during the quarter ended March 31, 2026, other than as otherwise disclosed in this Quarterly Report.

In April 2026, the Company completed a secondary public offering of 3,565,000 shares of common stock, at a price of $3.25 per share, including 465,000 shares pursuant to the underwriters' option to purchase additional shares. All of the shares were sold by the Company's CEO (the "Seller"). The Company did not sell any shares or receive any proceeds from the offering, nor did it repurchase any shares from the Seller. In connection with the offering, the Company incurred approximately $1.4 million in transaction costs.

Contractual Obligations

Lease Agreements

The Company holds a significant number of leases classified as operating leases for offices and sublease purposes, and finance leases for certain medical and office equipment.

As of March 31, 2026, the future maturity of lease liabilities is as follows:

Years ending December 31,	Finance Lease	Operating Lease
Remaining of 2026	$93,292	$4,257,027
2027	77,025	4,076,606
2028	43,969	2,748,357
2029	7,369	250,041
2030	—	54,085
Thereafter	—	—
Total undiscounted lease payments	221,655	11,386,116
Less: imputed interest	(9,758)	(133,231)
Total lease liabilities	$211,897	$11,252,885

Bank and Other Borrowings

The Company borrowed funds from various banks and other financial institutions for working capital, securities investments, and mergers and acquisitions purposes.

As of March 31, 2026, future minimum borrowing payments are as follows:

Years ending December 31,	Principal Repayment
Remaining of 2026	$7,231,423
2027	13,735,668
2028	7,326,957
2029	6,795,762
2030	5,345,208
Thereafter	—
Total	$40,435,018

Off-Balance Sheet Arrangements (Off-Balance Sheet Transactions)

There are no off-balance sheet arrangements as of March 31, 2026 and December 31, 2025.

Foreign Exchange Rate Risk

We are exposed to foreign currency exchange rate fluctuations because our business is primarily conducted in Japan and most of our revenues and costs are denominated in Japanese yen, whereas our reporting currency is the U.S. dollar. The weakening of the Japanese yen against the U.S. dollar would have a negative impact on our financial results and vice versa.

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

We believe that there have been no material changes to our critical accounting policies and estimates from those disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our Annual Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the previously identified material weaknesses in our internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Despite the identified material weaknesses, we believe that our unaudited consolidated financial statements and other information contained in this Quarterly Report fairly present, in all material respects, our financial condition and results of operations for the periods presented.

We remain committed to the ongoing improvements in our disclosure controls and internal control over financial reporting, including execution of the remediation plan disclosed under “Part II, Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026. The material weaknesses previously identified in the Annual Report remained un-remediated as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there have been no material changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is incorporated by reference to Note 19 (Commitments and Contingencies) to the unaudited consolidated financial statements.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. In addition to the information in this Quarterly Report, these risks are more fully described under “Part I, Item 1A. Risk Factors” of the Annual Report. There have been no material changes to the risk factors set forth in the Annual Report. Any of these factors could result in a material adverse effect on our results of operations or financial condition.

Additional risk factors that are not presently known to us or that we currently deem immaterial may also impair our business or results of operations. If any such risk materializes, it could have a material adverse effect on our business, financial condition, results of operations, and growth prospects and cause the trading price of our securities to decline. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

3.1

Fifth Amended and Restated Certificate of Incorporation of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 27, 2026).

3.2

Certificate of Correction of Fifth Amended and Restated Certificate of Incorporation of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 27, 2026).

3.3

Amended and Restated Bylaws of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by SBC Medical Group Holdings Incorporated on September 20, 2024).

31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Medical Group Holdings Incorporated

Dated: May 14, 2026	By:	/s/ Yuya Yoshida
	Name:	Yuya Yoshida
	Title:	Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)