Form 10-Q
period 2026-06-30
SBC Medical Group Holdings Inc
filed 2026-08-13
CIK 1930313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 102,846,943 shares of common stock outstanding, after deducting 1,034,308 shares of treasury stock. An additional 270,000 shares are held by a wholly-owned subsidiary; such shares are outstanding but are not entitled to vote pursuant to Section 160(c) of the Delaware General Corporation Law and are presented as treasury stock in the consolidated balance sheet pursuant to ASC 810-10-45-5.

Website and Social Media Disclosure

SBC Medical Group Holdings Incorporated uses its website (https://sbc-holdings.com/en) to distribute company information and makes available free of charge a variety of information for investors, including our filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after electronically filing that material with, or furnishing it, to the SEC. The information that we post on our website may be deemed material. Accordingly, investors should monitor our website and our social media channels, including our LinkedIn page, in addition to following our press releases, filings with the SEC, and public conference calls and webcasts. In addition, investors may opt in to automatically receive email alerts and other information about us when enrolling their email address by visiting the “Email Alerts” section under the “Resources” tab on our website. We do not incorporate the information contained on, or accessible through, our website or related social media channels into this Quarterly Report on Form 10-Q (“Quarterly Report”).

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
•
the ability of the Company to maintain the listing of the Company’s common stock and warrants on Nasdaq;
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
•
future arrangements with, or investments in, other entities or associations, including transactions that involve the Company’s controlling shareholder, who serves as its Chief Executive Officer and Chairman of the Board of Directors;

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

New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on the business of the Company, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. As a result of a number of known and unknown risks and uncertainties, the actual results or performance of the Company may be materially different from those expressed or implied by these forward-looking statements. These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described elsewhere in this Quarterly Report, particularly in “Part II, Item 1A. Risk Factors” of this Quarterly Report, and in the Annual Report, particularly in “Part I, Item 1A. Risk Factors” of the Annual Report.

SBC Medical Group Holdings Incorporated

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2026

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SBC MEDICAL GROUP HOLDINGS INCORPORATED

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$184,311,213	$163,773,838
Accounts receivable	2,488,575	2,388,021
Accounts receivable – related parties	40,748,686	27,511,730
Inventories	2,979,818	2,792,617
Short-term investments – related parties	307,922	319,193
Finance lease receivables, current – related parties	13,725,781	12,832,355
Income tax recoverable	1,033,646	1,175,510
Customer loans receivable, current	4,991,848	8,705,999
Prepaid expenses and other current assets	7,239,514	11,724,852
Other receivables - related parties	1,560,521	—
Total current assets	259,387,524	231,224,115

Non-current assets:
Property and equipment, net	7,414,691	7,539,392
Intangible assets, net	45,686,697	47,742,888
Long-term investments, net	1,287,477	1,299,366
Equity method investments	19,743,990	20,312,642
Goodwill, net	15,179,809	15,432,061
Finance lease receivables, non-current – related parties	11,673,777	13,746,513
Operating lease right-of-use assets	10,147,179	8,366,569
Finance lease right-of-use assets	362,302	450,874
Deferred tax assets	8,103,446	4,014,294
Customer loans receivable, non-current	2,887,006	4,824,977
Long-term prepayments	420,043	393,270
Long-term investments in MCs – related parties	17,207,414	17,837,293
Other assets	7,157,667	7,263,692
Total non-current assets	147,271,498	149,223,831
Total assets	$406,659,022	$380,447,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,832,724	$16,988,384
Accounts payable – related parties	931,810	651,463
Bank and other borrowings, current	11,816,235	9,099,046
Advances from customers	980,889	1,415,762
Advances from customers – related parties	3,993,850	5,357,221
Income tax payable	19,313,068	8,821,853
Operating lease liabilities, current	5,404,269	4,416,960
Finance lease liabilities, current	99,627	132,946
Accrued liabilities and other current liabilities	13,087,484	11,544,695
Due to related party	—	2,692,673
Total current liabilities	78,459,956	61,121,003

Non-current liabilities:
Bank and other borrowings, non-current	25,938,581	33,734,438
Deferred tax liabilities	15,777,663	16,374,832
Operating lease liabilities, non-current	4,897,286	4,136,257
Finance lease liabilities, non-current	77,080	116,527
Other liabilities	1,593,314	1,660,183
Total non-current liabilities	48,283,924	56,022,237
Total liabilities	126,743,880	117,143,240

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEETS — (Continued)

	June 30, 2026	December 31, 2025

Commitments and contingencies (Note 19)

Stockholders’ equity:
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025)	—	—
Common stock ($0.0001 par value, 400,000,000 shares authorized, 103,881,251 shares issued, and 102,576,943 shares outstanding as of June 30, 2026 and December 31, 2025)	10,388	10,388
Additional paid-in capital	75,715,942	72,867,424
Treasury stock (at cost, 1,304,308 shares as of June 30, 2026 and December 31, 2025)	(7,749,997)	(7,749,997)
Retained earnings	262,449,513	240,448,620
Accumulated other comprehensive loss	(66,589,505)	(57,294,239)
Total SBC Medical Group Holdings Incorporated stockholders’ equity	263,836,341	248,282,196
Non-controlling interests	16,078,801	15,022,510
Total stockholders’ equity	279,915,142	263,304,706
Total liabilities and stockholders’ equity	$406,659,022	$380,447,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net – related parties	$43,732,194	$38,944,898	$81,687,254	$84,202,043
Revenues, net	5,455,874	4,413,949	10,561,376	6,485,505
Total revenues, net	49,188,068	43,358,847	92,248,630	90,687,548
Cost of revenues (including cost of revenues from related parties of $138,593 and $4,669,602 for the three months ended June 30, 2026 and 2025, and $262,982 and $8,126,530 for the six months ended June 30, 2026 and 2025, respectively)	13,210,752	13,348,270	25,924,580	22,943,887
Gross profit	35,977,316	30,010,577	66,324,050	67,743,661

Operating expenses:
Selling, general and administrative expenses (including selling, general and administrative expenses from related parties of $341,510 and $415,767 for the three months ended June 30, 2026 and 2025, and $684,903 and $415,767 for the six months ended June 30, 2026 and 2025, respectively)	17,016,766	15,456,385	29,643,485	28,987,395
Total operating expenses	17,016,766	15,456,385	29,643,485	28,987,395

Income from operations	18,960,550	14,554,192	36,680,565	38,756,266

Other income (expenses):
Interest income	8,520	22,882	129,889	78,215
Interest expense	(128,629)	(49,651)	(243,435)	(55,858)
Foreign currency exchange gain (loss), net	1,032,259	(769,720)	1,893,937	(1,828,246)
Other income	137,056	145,403	628,620	296,731
Other expenses	(455,070)	(362,745)	(678,279)	(1,001,478)
Gain on redemption of life insurance policies	—	—	—	8,746,138
Total other income (expenses)	594,136	(1,013,831)	1,730,732	6,235,502

Income before income taxes and equity in losses of equity method investees	19,554,686	13,540,361	38,411,297	44,991,768
Income tax expense	7,823,743	11,100,509	15,351,334	21,059,966
Equity in losses of equity method investees, net of tax	(568,652)	—	(568,652)	—
Net income	11,162,291	2,439,852	22,491,311	23,931,802
Less: net income (loss) attributable to non-controlling interests	469,469	(18,388)	490,418	(28,884)
Net income attributable to SBC Medical Group Holdings Incorporated	$10,692,822	$2,458,240	$22,000,893	$23,960,686

Other comprehensive income (loss):
Foreign currency translation adjustment	$(5,319,471)	$8,623,269	$(9,569,020)	$18,431,596
Total comprehensive income	5,842,820	11,063,121	12,922,291	42,363,398
Less: comprehensive income attributable to non-controlling interests	198,369	184,411	216,664	147,579
Comprehensive income attributable to SBC Medical Group Holdings Incorporated	$5,644,451	$10,878,710	$12,705,627	$42,215,819

Net income per share attributable to SBC Medical Group Holdings Incorporated
Basic and diluted	$0.10	$0.02	$0.21	$0.23
Weighted average shares outstanding
Basic and diluted	102,576,943	103,507,249	102,576,943	103,392,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated Stockholders’	Non- controlling	Total Stockholders’
	Number	Amount	Capital	Number	Amount	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2025	103,881,251	$10,388	$72,867,424	(1,304,308)	$(7,749,997)	$240,448,620	$(57,294,239)	$248,282,196	$15,022,510	$263,304,706
Net income	—	—	—	—	—	11,308,071	—	11,308,071	20,949	11,329,020
Foreign currency translation adjustment	—	—	—	—	—	—	(4,246,895)	(4,246,895)	(2,654)	(4,249,549)
Balance as of March 31, 2026	103,881,251	10,388	72,867,424	(1,304,308)	(7,749,997)	251,756,691	(61,541,134)	255,343,372	15,040,805	270,384,177
Net income	—	—	—	—	—	10,692,822	—	10,692,822	469,469	11,162,291
Deemed contribution in connection with deconsolidation of VIE	—	—	3,648,425	—	—	—	—	3,648,425	—	3,648,425
Stock-based compensation	—	—	4,253	—	—	—	—	4,253	3,601	7,854
Changes in non-controlling interests arising from changes in ownership interest	—	—	(804,160)	—	—	—	—	(804,160)	836,026	31,866
Foreign currency translation adjustment	—	—	—	—	—	—	(5,048,371)	(5,048,371)	(271,100)	(5,319,471)
Balance as of June 30, 2026	103,881,251	$10,388	$75,715,942	(1,304,308)	$(7,749,997)	$262,449,513	$(66,589,505)	$263,836,341	$16,078,801	$279,915,142

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated Stockholders’	Non- controlling	Total Stockholders’
	Number	Amount	Capital	Number	Amount	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2024	103,020,816	$10,302	$62,513,923	(270,000)	$(2,700,000)	$189,463,007	$(54,178,075)	$195,109,157	$(86,999)	$195,022,158
Issuance of common stock as incentive shares	860,435	86	(86)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	21,502,446	—	21,502,446	(10,496)	21,491,950
Foreign currency translation adjustment	—	—	—	—	—	—	9,834,663	9,834,663	(26,336)	9,808,327
Balance as of March 31, 2025	103,881,251	10,388	62,513,837	(270,000)	(2,700,000)	210,965,453	(44,343,412)	226,446,266	(123,831)	226,322,435
Net income (loss)	—	—	—	—	—	2,458,240	—	2,458,240	(18,388)	2,439,852
Repurchase of common stock	—	—	—	(512,809)	(2,415,262)	—	—	(2,415,262)	—	(2,415,262)
Deemed contribution in connection with price modification on disposal of property and equipment	—	—	9,682,277	—	—	—	—	9,682,277	—	9,682,277
Foreign currency translation adjustment	—	—	—	—	—	—	8,420,470	8,420,470	202,799	8,623,269
Balance as of June 30, 2025	103,881,251	$10,388	$72,196,114	(782,809)	$(5,115,262)	$213,423,693	$(35,922,942)	$244,591,991	$60,580	$244,652,571

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,491,311	$23,931,802
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,802,958	1,264,405
Non-cash lease expense	2,861,022	2,185,744
Provision for (reversal of) credit losses	(44,753)	283,752
Equity in losses of equity method investees	568,652	—
Stock-based compensation	7,854	—
Fair value change of long-term investments	(34,905)	384,523
Gain on redemption of life insurance policies	—	(8,746,138)
Loss (gain) on disposal of property and equipment	9,397	(10,804)
Change in fair value of cryptocurrencies	—	(111,632)
Deferred income taxes	(4,545,948)	7,452,983
Changes in operating assets and liabilities:
Accounts receivable	(184,336)	(789,577)
Accounts receivable - related parties	(14,570,601)	(17,039,113)
Inventories	(279,190)	(717,972)
Finance lease receivables - related parties	247,191	(6,482,967)
Customer loans receivable	5,357,608	8,081,703
Other receivables - related parties	(1,602,304)	—
Prepaid expenses and other current assets	4,173,911	(1,349,225)
Long-term prepayments	59,145	211,988
Other assets	(185,014)	85,907
Accounts payable	6,593,276	1,165,217
Accounts payable - related parties	307,962	2,455,865
Notes payables - related parties	—	(5,031,570)
Advances from customers	(395,704)	(369,616)
Advances from customers - related parties	(1,205,634)	(2,363,891)
Income tax payable	11,194,897	(6,030,526)
Operating lease liabilities	(2,876,789)	(2,275,398)
Accrued liabilities and other current liabilities	2,008,843	(2,508,035)
Other liabilities	(17,601)	(88,593)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	31,741,248	(6,411,168)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(209,391)	(560,431)
Prepayments for property and equipment	(804,423)	(705,351)
Payments made on behalf of related parties	—	(1,836,541)
Purchase of long-term investments	—	(652,555)
Purchase of cryptocurrencies	—	(424,250)
Long-term loans to others	—	(13,134)
Repayments from related parties	—	70,000
Repayments from others	31,111	56,307
Proceeds from redemption of life insurance policies	—	17,735,717
Deconsolidation of VIE, net of cash disposed of	1,019,909	—
Proceeds from disposal of property and equipment	—	1,728,236
NET CASH PROVIDED BY INVESTING ACTIVITIES	37,206	15,397,998

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from related parties	—	15,000
Proceeds from exercise of stock acquisition rights in subsidiary by non-controlling interests	31,866	—
Repayments of bank and other borrowings	(3,740,739)	(74,256)
Repayments of finance lease liabilities	(71,942)	(278,097)
Repayments to related parties	(22,657)	(27,943)
Repurchase of common stock	—	(2,415,262)
Deemed contribution in connection with price modification on disposal of property and equipment	—	9,682,277
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,803,472)	6,901,719

Effect of exchange rate changes	(7,437,607)	11,808,241

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,537,375	27,696,790
CASH AND CASH EQUIVALENTS AS OF THE BEGINNING OF THE PERIOD	163,773,838	125,044,092
CASH AND CASH EQUIVALENTS AS OF THE END OF THE PERIOD	$184,311,213	$152,740,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$243,435	$55,858
Cash paid for income taxes, net	$8,660,822	$19,637,454

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment transferred from long-term prepayments	$703,529	$246,188
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$67,106	$104,437
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	$—	$612,466
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	$4,844,803	$1,160,680
Payables to related parties in connection with loan services provided	$—	$8,175,342
Issuance of common stock as incentive shares	$—	$86

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

SBC Medical Group, Inc. (formerly known as SBC Medical Group Holdings Incorporated, “Legacy SBC”), through its consolidated subsidiaries and, prior to its deconsolidation in June 2026, its variable interest entity (“VIE”), is principally engaged in the medical industry and provides comprehensive management services to the medical corporations and their clinics, including but not limited to licensure of the use of the trademark and brand name of “Shonan Beauty Clinic”, sales of medical equipment, medical consumables procurement services, and management of customer loyalty program, etc.

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

Corporate Structure

As of June 30, 2026, the Company’s major subsidiaries are as follows:

Name	Place of Incorporation	Date of Incorporation or Acquisition	Percentage of Ownership	Principal Activities
Subsidiaries
SBC Medical Group, Inc.	United States	January 20, 2023	100%	Investment holding
SBC Medical Group Co., Ltd.*	Japan	June 18, 2003	100%	Franchising, procurement, management, rental and marketing services
Liesta Co., Ltd.	Japan	December 15, 2020	100%	Real estate brokerage services
SBC Sealane Co., Ltd.	Japan	June 7, 2022	100%	Leasehold improvement services
Medical Payment Co., Ltd.	Japan	June 30, 2022	75%	Loan services
SBC Medical Consulting Co., Ltd.	Japan	August 2, 2022	100%	Human resource services
MB career lounge Co., Ltd.	Japan	July 17, 2025	100%	Management supporting services
Waqoo, Inc.	Japan	December 19, 2025	54%	Medical support services and direct-to-consumer product sales
Cell Pro Japan Co., Ltd.	Japan	December 19, 2025	54%	Regenerative medicine, contract review and processing, and cosmetics and raw materials business
SBC Medical M&A Advisory Co., Ltd.	Japan	January 7, 2026	100%	M&A brokerage and financial advisory services
Shoubikai Medical Vietnam Co., Ltd.	Vietnam	August 29, 2013	100%	Cosmetic clinic
SBC Irvine, LLC	United States	December 27, 2018	100%	Management services for cosmetic clinic in the United States
SBC Healthcare Inc.	United States	December 16, 2019	100%	Management services for cosmetic clinic in the United States
Aesthetic Healthcare Holdings Pte. Ltd.	Singapore	November 20, 2024	100%	Investment holding
Wen & Weng Family Clinic Pte. Ltd. **	Singapore	November 20, 2024	100%	General outpatient medical services
Wen & Weng Medical Group Pte. Ltd. **	Singapore	November 20, 2024	100%	Healthcare-related businesses
Rochor Clinic Pte. Ltd. **	Singapore	November 20, 2024	100%	General outpatient medical services
Dermasolutions Pte. Ltd. **	Singapore	November 20, 2024	100%	Cosmetic and dermatological treatments and products
Dermasolutions Services Pte. Ltd. **	Singapore	November 20, 2024	100%	Cosmetic services and products
SBC MEDICAL APAC PTE. LTD.	Singapore	March 26, 2025	100%	Asia-Pacific regional headquarters

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

The unaudited consolidated financial statements include the financial statements of the Company, its subsidiaries and, for the periods prior to its deconsolidation, its consolidated VIE for which the Company was the primary beneficiary. The results of the subsidiaries and VIE are consolidated from the date on which the Company obtains control or becomes the primary beneficiary, and continue to be consolidated until the date that such control ceases or the VIE is deconsolidated. All significant transactions and balances among the Company, its subsidiaries, and the VIE (prior to its deconsolidation), have been eliminated upon consolidation.

Reporting Lag

The Company reports AHH and its subsidiaries, which were acquired in November 2024, and Waqoo, Inc. and its subsidiary, Cell Pro Japan Co., Ltd., which were acquired in December 2025, on a three-month calendar lag allowing for the timely preparation of financial statements.

The Company recognizes its portion of the earnings or losses for its equity method investment in OT Midco Holdings, LLC (“OT Midco”) on a three-month calendar lag to ensure consistency and timely filing of the Company’s financial statements. See Note 4 for further information with respect to the investment in OT Midco.

This three-month reporting lag is applied except for significant transactions or events that occur during the intervening period, if any.

Variable Interest Entities

In accordance with ASC Topic 810, “Consolidation”, the Company identifies its variable interests and analyzes to determine if the entity in which the Company has a variable interest is a VIE. Determining whether a variable interest is a VIE involves both quantitative and qualitative considerations. For those entities determined to be VIEs within the scope of the VIE model, a further quantitative and qualitative analysis is performed to determine if the Company is deemed the primary beneficiary. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant.

The Company would consolidate those entities in which it is determined to be the primary beneficiary. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and the relevant development, operating management and financial agreements.

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

As non-profit organizations, MCs are required to comply with the medical-related laws and regulations of the Japanese Medical Care Act (the “Act”, “Medical Care Act”). In accordance with the Act, the highest authority of each MC is its general meeting of members (the “Members”), with each Member having one voting right. The Company, through the MSC, has no right to elect the Members, no decision-making ability and no right to receive dividends or any profit distributions, but has the right to receive distribution of the residual assets of the MCs.

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

(b) Foreign Currency

The Company maintains its books and records in its local currency, mainly Japanese YEN (“JPY” or “¥”), which is the functional currency, as it is the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited statements of operations.

The reporting currency of the Company is the U.S. dollar (“US$” or “$”), and the accompanying financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translations of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements are recorded as a separate component of accumulated other comprehensive loss within the unaudited statements of changes in stockholders’ equity.

Translation of amounts from local currency of the Company into US$1 has been made at the following exchange rates:

	June 30, 2026	June 30, 2025
Current JPY:US$1 exchange rate	162.3790	144.1650
Average JPY:US$1 exchange rate	158.1446	148.4720

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

The Company records the customer loans receivables at gross loan receivables less unamortized costs of issuance fees or discounts, which are amortized over the life of the loan to interest income. The Company generated interest income of $210,735 and $305,227 for the three months ended June 30, 2026 and 2025, respectively, and generated interest income of $459,858 and $588,643 for the six months ended June 30, 2026 and 2025, respectively, from the loan services, which were included in revenues.

Management periodically evaluates individual End Customers’ financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Customer loans receivable is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the three months ended June 30, 2026 and 2025, the Company recorded a reversal of allowance for doubtful accounts of $13,400 and provision for doubtful accounts of $258,650, respectively, for customer loans receivable. During the six months ended June 30, 2026 and 2025, the Company recorded a reversal of allowance for doubtful accounts of $44,753 and provision for doubtful accounts of $353,752, respectively, for customer loans receivable.

When a loan was granted to an End Customer, the Company paid the transaction amount directly in cash to the MC on behalf of the End Customer in the month following the purchase.

The loan services were suspended in November 2025, no new loans have been originated since then, and all related payables to MCs were settled by December 31, 2025.

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

(j) Investments in Securities

Available-for-sale debt securities

The Company’s short-term investments consist of debt securities classified as available-for-sale, which are measured at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) and realized gains and losses included in other income (expenses).

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

The Company recognizes both realized and unrealized gains and losses in its unaudited consolidated statements of operations and comprehensive income, classified with other income (expenses). Unrealized gains and losses represent observable price changes for investments in privately held entities that do not report NAV per share. Realized gains and losses represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. Impairments are realized losses, which result in an adjusted cost, and represent charges to reduce the carrying values of investments in privately held entities that do not report NAV per share, if impairments are deemed other than temporary, to their estimated fair values.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(k) Equity Method Investments

Investments in LLC

The Company uses the equity method to account for investments in limited liability companies (“LLC”) that maintain a specific ownership account for each investor, in which we do not have a controlling financial interest but have the ability to influence the operating and financial policies of the investees.

Under the equity method of accounting, the Company initially recognizes the investments at cost and subsequently adjusts the carrying amount of the investments for its share of earnings or losses reported by the investees, distributions received, and other-than-temporary impairments.

(l) Long-term Investments in MCs — Related Parties

Long-term investments in MCs — related parties represent the payments to obtain equity interests of the MCs in Japan, made by the Company through SBC Japan, a company designated as an MSC in Japan. In accordance with the Act and articles of incorporation of the MCs, which are non-profit organizations, the equity interest holders of MCs are prohibited from receiving any profit distribution from MCs but have the right to receive distribution of the residual assets of the MCs in proportion to the amount of their contribution. As of the balance sheet dates, the investments represent probable future economic benefit to be realized at the time of dissolution of MCs or the equity interests being sold.

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

The Company classifies its leases as either finance leases or operating leases if it is the lessee, or sales-type, direct financing, or operating leases if it is the lessor. The following criteria are used to determine if a lease is a finance lease (as a lessee) or sales-type or direct financing lease (as a lessor):

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

The Company commences recognition of rental income related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession or controls the physical use of the leased asset. Income from rentals related to fixed rental payments under operating leases is recognized on a straight-line basis over the respective operating lease terms. Any amounts received that will be recognized as revenue in future periods are classified as advances from customers in the Company’s unaudited consolidated balance sheets.

Lessor accounting — sales-type leases

The Company purchases medical equipment from vendors and leases them to its customers, who are required to pay installments throughout the term of the leases. The lease agreements include fixed lease payments and do not contain residual value guarantees or variable lease payments. The lease terms are based on the non-cancellable term of the lease and the buyer may have options to terminate the lease in advance when certain conditions are met. The customers obtain control of the medical equipment when they physically possess the equipment.

The Company recognizes sales from sales-type leases equal to the present value of the minimum lease payments discounted using the implicit interest rate in the lease and cost of sales equal to the carrying amount of the asset being leased and any initial direct costs incurred, less the present value of the unguaranteed residual. Interest income from the leases is recognized over the lease terms and included in revenues, net.

The Company excludes from the measurement of its lease revenues any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(n) Revenue Recognition

The Company recognizes revenue from franchising services, procurement services, management services, Waqoo Segment revenues and other services or product sales under ASC Topic 606, “Revenue from Contracts with Customers”.

To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. Revenue represents the invoiced value, net of consumption tax and applicable local government levies, if any. The consumption tax on sales is calculated at 10% of gross sales. The Company does not have significant remaining unfulfilled performance obligations or contract balances.

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

The Company currently generates its revenue from the following main sources:

Franchising Revenue

The Company generates franchising revenue by licensing its intellectual properties, including but not limited to the Company’s brand name (“Shonan Beauty Clinic”), trade name, patents, and trademarks, and by providing consulting services to enhance the value of the “Shonan Beauty Clinic” brand, as a franchisor pursuant to franchise agreements with the medical corporations (the “MCs”) in Japan. Prior to April 2025, revenue was based on a fixed amount to each MC and a fixed amount to each clinic of the MCs; starting from April 2025, the clinic-level monthly fee is determined based on the facility type, operational tenure, and operational performance of each clinic of the MCs, rather than a uniform flat fee for all clinics. The revenue is recognized over time as services are rendered.

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

Labor supporting services

The Company generates revenue by dispatching staff to MCs to provide a range of services, primarily including IT and administrative services. The Company recognizes the revenue over time as services are rendered. Starting from April 2025, the monthly fee for each clinic is determined using the same key criteria described above under “Franchising Revenue.”

Function supporting services

The revenue is derived from providing functional supporting services to MCs, such as accounting and human resources services. The Company recognizes revenue based on a monthly service fee over time as services are rendered. Starting from April 2025, the monthly fee for each clinic is determined using the same key criteria described above under “Franchising Revenue.”

Management consulting services

The Company generates revenue by providing consulting services to MCs in relation to business operations of cosmetic dermatology. The Company recognizes the revenue over time as services are rendered.

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

Waqoo Segment Revenues

The Waqoo segment consists of Waqoo, Inc. and its subsidiary, through which the Company generates revenues primarily from medical support services and direct-to-consumer product sales.

Medical support services revenue, consisting primarily of contract processing services for blood-derived materials used in regenerative medicine, raw material sales, and other services, is generally recognized at a point in time when the processing is completed, typically within one month, or when the related performance obligation is satisfied.

Direct-to-consumer product sales revenue, consisting of cosmetics and other beauty products sold directly to consumers through e-commerce channels, is generally recognized at a point in time when control of the product is transferred to the customer.

(o) Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and services and are included in selling, general and administrative expenses. The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35, “Advertising Costs”. The advertising expenses were $467,606 and $973,933 for the three months ended June 30, 2026 and 2025, respectively, and $1,034,952 and $1,656,099 for the six months ended June 30, 2026 and 2025, respectively.

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

For the six months ended June 30, 2026, customer A, B and C represented 25%, 21% and 19% of the Company’s total revenues, respectively. For the six months ended June 30, 2025, customer A, B and C represented 25%, 25% and 22% of the Company’s total revenues, respectively.

As of June 30, 2026, customer A, B and C accounted for 24%, 26% and 26% of the Company’s total outstanding accounts receivable, respectively. As of December 31, 2025, customer A, B and C accounted for 22%, 24% and 23% of the Company’s total outstanding accounts receivable, respectively.

For the six months ended June 30, 2026 and 2025, no vendor represented more than 10% of the Company’s total purchases.

As of June 30, 2026, vendor C represented 13% of the Company’s total outstanding accounts payable. As of December 31, 2025, vendor A, B and C represented 14%, 22% and 14% of the Company’s total outstanding accounts payable, respectively.

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

Beginning in the second quarter of 2026, management has determined that the Company’s operations constitute two reportable segments: SBC core segment and Waqoo segment.

(r) Related Parties and Transactions

The Company identifies related parties and accounts for and discloses related-party transactions in accordance with ASC Topic 850, “Related Party Disclosures,” and other relevant ASC standards.

Parties, which can be entities or individuals, are considered to be related if they have the ability, directly or indirectly, to control the Company or exercise significant influence over the Company in making financial and operational decisions. Entities are also considered to be related if they are subject to common control or common significant influence.

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(s) Fair Value Measurements (cont.)

As of June 30, 2026 and December 31, 2025, the carrying values of current assets and current liabilities approximated their fair values reported in the unaudited consolidated balance sheets due to the short-term maturities of these instruments. Debt that bears variable interest rates indexed to the prime rate also approximates fair value as it reprices when market interest rates change.

Assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are summarized below.

Fair Value Measurements as of June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at June 30, 2026
Short-term investments:
Available-for-sale debt security	$—	307,922	—	$307,922
Long-term investments:
Equity investments at fair value with readily determinable fair value	$858,732	—	—	$858,732

Fair Value Measurements as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2025
Short-term investments:
Available-for-sale debt security	$—	319,193	—	$319,193
Long-term investments:
Equity investments at fair value with readily determinable fair value	$854,927	—	—	$854,927

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

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

The Company followed ASC Topic 810, “Consolidation”, utilizing a qualitative approach, and determined that it was the primary beneficiary of its VIE, Aikawa Medical Management, Inc. (“AMM”), and consolidated the results of operations, financial position, and cash flows of AMM until the date of its deconsolidation on June 10, 2026.

The amounts and balances of AMM included in the Company’s unaudited consolidated financial statements as of December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 are presented in the tables below.

December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$4,238,149
Accounts receivable	10,615
Prepaid expenses and other current assets	10,831
Total Current Assets	4,259,595

Loans receivables from subsidiaries of the Company	3,077,945
Other assets	2,276
Total Non-current Assets	3,080,221
Total Assets	$7,339,816

LIABILITIES
Current Liabilities
Accounts payable	$19,327
Accrued liabilities and other current liabilities	17,824
Due to related party	2,733,324
Total Current Liabilities	2,770,475

Loan payable to a subsidiary of the Company	8,265,846
Total Non-current Liabilities	8,265,846
Total Liabilities	$11,036,321

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — VARIABLE INTEREST ENTITY (cont.)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$—	$41,002	$—	$81,472
Total operating expenses	$17,763	$116,431	$39,647	$164,231
Net loss	$(18,059)	$(75,430)	$(34,143)	$(57,759)

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(34,143)	$(75,467)
Net cash provided by investing activities	$—	$25,000
Net cash used in financing activities	$(118,237)	$(27,942)

Deconsolidation of AMM

On June 10, 2026, pursuant to a subrogation agreement, the Company’s CEO, who is also the controlling shareholder of the Company and the sole shareholder of AMM, repaid the net amount of $5,195,128 owed by AMM to the Company’s subsidiary on AMM’s behalf, thereby settling the intercompany balances. Following the deconsolidation, the Company has no continuing involvement with, explicit or implicit obligations to provide financial support to, or exposure to loss related to AMM. AMM remains wholly owned by the Company’s CEO and controlling shareholder and, accordingly, is considered a related party of the Company.

At the deconsolidation date, AMM had net assets of $1,546,703. The $3,648,425 excess of the repayment amount over AMM’s net assets was recorded as a deemed contribution from the controlling shareholder in the Company’s unaudited consolidated statements of changes in stockholders’ equity.

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

The Company recognizes its portion of the earnings or losses for its equity method investment in OT Midco on a three-month lag. For the three and six months ended June 30, 2026, the Company recorded equity in losses of equity method investee, net of tax of $0.6 million. As of June 30, 2026 and December 31, 2025, the carrying value of the investment in OT Midco was $19.7 million and $20.3 million, respectively.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2026 and December 31, 2025, prepaid expenses and other current assets consist of the following:

	June 30, 2026	December 31, 2025
Advances to services and other miscellaneous vendors	$5,198,343	$6,374,870
Prepayments for medical equipment and medical materials	1,203,370	4,736,477
Other receivables *	364,479	486,326
Others	473,322	127,179
Total	$7,239,514	$11,724,852

* Represent reimbursement receivables from a business partner and other miscellaneous receivables.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FINANCE LEASE RECEIVABLES

As of June 30, 2026 and December 31, 2025, finance lease receivables consist of the following:

	June 30, 2026	December 31, 2025
Future minimum lease payments receivable	$25,529,132	$26,636,777
Estimated residual value	—	—
Gross finance lease receivables	25,529,132	26,636,777
Less: unearned interest income	(129,574)	(57,909)
Finance lease receivables	$25,399,558	$26,578,868
Finance lease receivables, current	$13,725,781	$12,832,355
Finance lease receivables, non-current	$11,673,777	$13,746,513

As of June 30, 2026, maturities of the Company’s gross finance lease receivables are as follows:

Years ending December 31,
Remainder of 2026	$7,165,716
2027	11,881,911
2028	5,720,336
2029	761,169
2030 and thereafter	—
Total	$25,529,132

NOTE 7 — PROPERTY AND EQUIPMENT, NET

As of June 30, 2026 and December 31, 2025, property and equipment, net consist of the following:

	June 30, 2026	December 31, 2025
Buildings and facilities attached to buildings	$4,219,968	$4,287,588
Machinery, equipment and automobiles	4,020,632	4,228,598
Aircraft	232,909	241,434
Software	6,174,195	5,879,421
Construction in progress	2,007,531	2,041,608
Subtotal	16,655,235	16,678,649
Less: accumulated depreciation	(8,155,629)	(7,667,935)
Less: accumulated impairment	(1,084,915)	(1,471,322)
Property and equipment, net	$7,414,691	$7,539,392

Depreciation expense was $441,392 and $564,158 for the three months ended June 30, 2026 and 2025, respectively, and $829,973 and $1,169,040 for the six months ended June 30, 2026 and 2025, respectively.

The Company recognized a loss on disposal of property and equipment of $9,397 and $1,571 for the three months ended June 30, 2026 and 2025, respectively, and a loss and a gain on disposal of property and equipment of $9,397 and $10,804, respectively, for the six months ended June 30, 2026 and 2025.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INTANGIBLE ASSETS, NET

As of June 30, 2026 and December 31, 2025, intangible assets, net consist of the following:

	June 30, 2026	December 31, 2025
Patent use right	$16,011,923	$16,598,040
Trademarks	1,306,657	1,315,508
Customer relationships	1,897,917	1,928,056
Service agreement	20,062,875	20,797,278
Developed technology	23,740,772	24,143,765
Others	113,699	114,514
Subtotal	63,133,843	64,897,161
Less: accumulated amortization	(3,436,714)	(2,630,988)
Less: accumulated impairment	(14,010,432)	(14,523,285)
Intangible assets, net	$45,686,697	$47,742,888

Amortization expense was $662,637 and $41,073 for the three months ended June 30, 2026 and 2025, respectively, and $912,638 and $54,445 for the six months ended June 30, 2026 and 2025, respectively.

Estimated future amortization expense related to intangible assets as of June 30, 2026 is as follows:

Years ending December 31,	Amortization Expense
Remainder of 2026	$1,304,362
2027	2,608,725
2028	2,528,605
2029	2,507,656
2030	2,506,671
Thereafter	34,230,678
Total	$45,686,697

NOTE 9 — LONG-TERM INVESTMENTS, NET

As of June 30, 2026 and December 31, 2025, long-term investments, net consist of the following:

	June 30, 2026	December 31, 2025
Investments in private entities or organizations that do not report NAV per share:
Entities or organizations without observable price changes	$1,660,566	$1,721,351
Investment in a public entity with readily determinable fair value	858,732	854,927
Less: accumulated impairment	(1,231,821)	(1,276,912)
Long-term investments, net	$1,287,477	$1,299,366

The Company recognized an unrealized gain on long-term investment in a public entity with readily determinable fair value of $115,206 and an unrealized loss of $63,320 for the three months ended June 30, 2026 and 2025, respectively, and an unrealized gain of $34,905 and an unrealized loss of $43,955 for the six months ended June 30, 2026 and 2025, respectively.

The Company recognized an unrealized loss of $180,622 and $340,568 on its long-term investment in Waqoo, Inc. (“Waqoo”), a public entity with readily determinable fair value, for the three months and six months ended June 30, 2025, respectively. Prior to the Company’s acquisition of Waqoo on December 19, 2025, Waqoo was a related party because the Company’s CEO was its principal shareholder.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — OTHER ASSETS

As of June 30, 2026 and December 31, 2025, other assets consist of the following:

	June 30, 2026	December 31, 2025
Security deposits	$2,937,751	$3,104,497
Corporate-owned life insurance policies	3,607,106	3,487,391
Long-term loans receivable, primarily student loans	469,334	513,326
Others	143,476	158,478
Total	$7,157,667	$7,263,692

NOTE 11 — ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

As of June 30, 2026 and December 31, 2025, accrued liabilities and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
Individual income tax withheld on behalf of employees	$1,113,273	$1,059,398
Wages and bonus payables	3,785,961	3,892,930
Consumption tax payable	2,764,545	1,161,676
Loyalty program future point redemption obligation	5,279,163	5,247,162
Others	144,542	183,529
Total	$13,087,484	$11,544,695

NOTE 12 — BANK AND OTHER BORROWINGS

As of June 30, 2026 and December 31, 2025, the Company’s borrowings from banks and other financial institutions consist of the following:

Indebtedness	Weighted Average Interest Rate*	Weighted Average Years to Maturity*	June 30, 2026	December 31, 2025
Guaranteed loans
Fixed rate loan	1.25%	1.32	$40,941	$58,412
Variable rate loans	1.72%	1.71	7,290,698	7,635,865
Subtotal	1.72%	1.71	7,331,639	7,694,277

Unsecured loans
Fixed rate loans	2.60%	0.17	125,546	149,204
Variable rate loans	1.15%	4.23	29,104,943	33,777,069
Variable rate loans borrowed under revolving lines of credit	1.24%	0.96	1,192,688	1,212,934
Subtotal	1.16%	4.08	30,423,177	35,139,207

Total loans	1.27%	3.62	37,754,816	42,833,484

Less: current portion			(11,816,235)	(9,099,046)
Non-current portion			$25,938,581	$33,734,438

* Pertained to information for loans outstanding as of June 30, 2026.

The Company borrowed funds from various banks and financial institutions for working capital, securities investments, and mergers and acquisitions (“M&A”) purposes.

Interest expense related to the borrowings presented above was $126,108 and $46,674 for the three months ended June 30, 2026 and 2025, respectively, and $237,968 and $50,635 for the six months ended June 30, 2026 and 2025, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — BANK AND OTHER BORROWINGS (cont.)

As of June 30, 2026 and December 31, 2025, the Company had borrowings under revolving lines of credit as follows:

Line of credit *	June 30, 2026	December 31, 2025
Maximum available amounts	$1,883,192	$1,915,158
Borrowed amounts **	$1,192,688	$1,212,934

* These revolving lines of credit automatically renew annually unless canceled in writing.

** Borrowings typically have three-month to one-year terms.

The guarantee information of the Company’s outstanding loans as of June 30, 2026 and December 31, 2025 consists of the following:

	June 30, 2026	December 31, 2025
Co-guaranteed by CEO of subsidiaries within the Company’s organizational structure and Tokyo Credit Guarantee Association	$84,352	$122,047
Guaranteed by subsidiaries within the Company’s organizational structure	$7,247,287	$7,572,230

As of June 30, 2026, future minimum payments for bank and other borrowings are as follows:

Years ending December 31,	Principal Repayment
Remainder of 2026	$8,257,452
2027	10,395,723
2028	7,189,992
2029	6,667,664
2030	5,243,985
Thereafter	—
Total	$37,754,816

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

During the six months ended June 30, 2026 and 2025, certain operating leases were guaranteed by related parties of the Company.

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

The components of lease costs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease costs:
Amortization of finance lease right-of-use assets	$28,495	$30,870	$60,347	$40,920
Interest on finance lease liabilities	2,521	2,977	5,467	5,223
Total finance lease costs	31,016	33,847	65,814	46,143
Operating lease costs	1,464,681	1,211,006	2,910,340	2,197,506
Short-term lease costs	64,259	114,987	112,339	155,328
Total lease costs	$1,559,956	$1,359,840	$3,088,493	$2,398,977

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — LEASES — AS A LESSEE (cont.)

The following table presents supplemental information related to the Company’s leases:

	For the Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,876,789	$2,275,398
Operating cash flows from finance leases	5,467	5,223
Financing cash flows from finance leases	71,942	278,097
Non-cash information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	67,106	104,437
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	—	612,466
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	4,844,803	1,160,680
Weighted average remaining lease term (years)
Operating leases	2.19	1.75
Finance leases	2.07	2.60
Weighted average discount rate (per annum)
Operating leases	0.93%	0.69%
Finance leases	5.31%	5.05%

As of June 30, 2026, the future maturity of operating and finance lease liabilities is as follows:

Years ending December 31,	Operating Leases	Finance Leases
Remainder of 2026	$2,781,068	$56,110
2027	4,513,169	76,703
2028	2,805,266	43,782
2029	263,360	7,335
2030	53,061	—
Thereafter	12,317	—
Total undiscounted lease payments	10,428,241	183,930
Less: imputed interest	(126,686)	(7,223)
Present value of lease liabilities	10,301,555	176,707
Less: lease liabilities, current	(5,404,269)	(99,627)
Lease liabilities, non-current	$4,897,286	$77,080

NOTE 14 — INCOME TAXES

United States

SBC Medical Group Holdings Incorporated, SBC Medical Group, Inc., SBC Healthcare Inc., SBC Irvine, LLC, and Aikawa Medical Management, Inc. are incorporated in the United States and subject to federal income tax rate at 21% and California state income tax rate at 6.98%.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of OBBBA were reflected in our results for the six months ended June 30, 2026, and there was no material impact on our unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — INCOME TAXES (cont.)

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. During the six months ended June 30, 2026 and 2025, substantially all the taxable income of the Company was generated in Japan. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory rate of approximately 34.69% for the six months ended June 30, 2026 and 2025.

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

For the three and six months ended June 30, 2026 and 2025, the Company’s income tax expenses are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Current	$11,283,218	$10,663,753	$19,897,282	$13,606,983
Deferred	(3,459,475)	436,756	(4,545,948)	7,452,983
Total	$7,823,743	$11,100,509	$15,351,334	$21,059,966

The effective tax rate was 40.01% and 81.98% for the three months ended June 30, 2026 and 2025, respectively, and 39.97% and 46.81% for the six months ended June 30, 2026 and 2025, respectively.

NOTE 15 — SHAREHOLDERS’ EQUITY

The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.0001 per share (“Common Stock”), and 20,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

As of June 30, 2026 and December 31, 2025, the Company had 103,881,251 shares issued and 102,576,943 shares outstanding on each date, with no preferred stock issued or outstanding.

Warrants

The following table summarizes the stock option/warrant activities and related information for the six months ended June 30, 2026 and 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2025	12,134,375	$11.50	4.80	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
As of June 30, 2025	12,134,375	$11.50	4.30	$—

As of January 1, 2026	12,134,375	$11.50	3.80	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
As of June 30, 2026	12,134,375	$11.50	3.30	$—
Vested and exercisable as of June 30, 2026	12,134,375	$11.50	3.30	$—

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SHAREHOLDERS’ EQUITY (cont.)

Each warrant entitles the registered holder to purchase one share of common stock at $11.50 per share.

Waqoo Equity Transactions

In December 2025, the Company acquired Waqoo, which had outstanding stock acquisition rights (“SARs”) previously granted to Waqoo’s directors and employees (collectively the “Holders”). At the acquisition date, the aggregate intrinsic value of these SARs was approximately $210,000.

During the three months ended June 30, 2026, certain SARs vested, and the Company recognized stock-based compensation expense of $7,854. During the same period, certain Holders exercised SARs for an aggregate exercise price of $31,866, resulting in a decrease in the Company’s ownership interest in Waqoo from 54.30% to 54.14% as of June 30, 2026. The decrease in ownership was recorded as an equity transaction, with the difference between the exercise price received and the carrying amount of the non-controlling interests recognized as an adjustment to additional paid-in capital.

NOTE 16 — DISAGGREGATION OF REVENUES

Revenues generated from different revenue streams consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
SBC Core Segment
Franchising revenue	$9,515,061	$10,007,581	$18,606,801	$25,726,863
Procurement revenue	13,401,040	15,756,519	25,745,406	30,089,302
Management services revenue	12,849,245	5,138,578	24,779,036	13,866,681
Rental services revenue	3,875,860	6,851,176	7,311,782	12,491,690
Others	5,032,354	5,604,993	11,291,097	8,513,012
Subtotal	44,673,560	43,358,847	87,734,122	90,687,548
Waqoo Segment	4,514,508	-	4,514,508	-
Total	$49,188,068	$43,358,847	$92,248,630	$90,687,548

During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $1,413,371 and $843,755 from the opening balance of advances from customers, respectively; and recognized revenue of $2,036,931 and nil from the opening balance of advances from customers — related parties, respectively.

As of June 30, 2026 and December 31, 2025, and for the six months ended June 30, 2026 and 2025, substantially all of our long-lived assets and revenues generated were attributed to the Company’s operations in Japan. The remaining long-lived assets and revenues were primarily attributable to, or located in, Singapore.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS

The related parties that had material transactions for the six months ended June 30, 2026 and 2025 consist of the following:

Name of Related Parties	Nature of Relationship as of June 30, 2026
Yoshiyuki Aikawa	Controlling shareholder, director and CEO of the Company
Yoshiko Aikawa	Mother of the Company’s CEO and serving as a director of SBC Japan, a principal operating subsidiary of the Company
Medical Corporation Shobikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Kowakai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Nasukai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Aikeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Jukeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Ritz Cosmetic Surgery	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Furinkai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Junikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Misakikai	The relatives of CEO of the Company being the Members of the MC
General Incorporated Association Miotokai	The relatives of CEO of the Company being the Members of the Medical Association
SBC Co., Ltd., previously known as Harvier, Inc.	Controlled by the CEO of the Company
Skynet Academy Co., Ltd.	Subsidiary of SBC Co., Ltd., previously known as Harvier, Inc. a company controlled by the CEO of the Company
Japan Medical & Beauty Inc.	Controlled by the CEO of the Company
AI Med Inc.	The CEO of the Company is a principal shareholder of AI Med Inc., and the Company’s Chief Strategy Officer serves as its representative director
Co-medical Co., Ltd.	The CEO of the Company is a principal shareholder of Co-medical Co., Ltd.
SBC Inc.	Controlled by the CEO of the Company
SBC Shonan Osteopathic Clinic Inc.	The CEO of the Company is a principal shareholder of SBC Shonan Osteopathic Clinic Inc.
General Incorporated Association SBC	The CEO of the Company being the Member of General Incorporated Association SBC
Public Interest Foundation SBC Medical Promotion Foundation	The relative of CEO of the Company being a Member of Public Interest Foundation SBC Medical Promotion Foundation
SBC Tokyo Medical University	The CEO of the Company is the chairman of SBC Tokyo Medical University
SBC Irvine MC	Significantly influenced by the Company
MEDIROM Healthcare Technologies Inc. (“MEDIROM”)	Fumitoshi Fujiwara, an independent director and Chairman of the Audit Committee of the Company, serves as a Director and Chief Financial Officer of MEDIROM, a company listed on Nasdaq.
SBC Kijimadaira Resort Inc.	Previously a subsidiary of SBC Inc., a company controlled by the CEO of the Company; Merged with and into SBC Inc. on July 1, 2025, and corporate existence ceased.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

During the three and six months ended June 30, 2026 and 2025, the transactions with related parties are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenues, net	2026	2025	2026	2025
Medical Corporation Shobikai	$12,197,450	$10,962,737	$22,657,872	$22,515,192
Medical Corporation Kowakai	9,380,067	8,909,329	17,352,078	20,022,253
Medical Corporation Nasukai	10,170,478	10,244,692	19,073,848	22,535,537
Medical Corporation Aikeikai	3,416,683	3,646,228	6,516,096	7,288,931
Medical Corporation Jukeikai	1,366,434	890,237	3,894,728	2,064,207
Medical Corporation Ritz Cosmetic Surgery	1,114,270	1,044,588	1,887,820	2,558,211
Japan Medical & Beauty Inc.	45,503	10,373	55,063	20,206
SBC Co., Ltd., previously known as Harvier, Inc.	5,646	5,186	11,382	10,103
SBC Inc.	6,388	206	6,655	314
Public Interest Foundation SBC Medical Promotion Foundation	10	30	23	41
SBC Tokyo Medical University	26,919	2,155	75,172	16,317
Yoshiyuki Aikawa	—	800	—	29,987
AI Med Inc.	—	98	107	190
SBC Irvine MC	—	37,753	—	239,538
Medical Corporation Association Furinkai	3,070,393	2,304,254	5,728,400	4,938,946
Medical Corporation Association Junikai	2,702,091	879,282	3,995,803	1,948,521
Skynet Academy Co., Ltd.	6,274	6,915	12,647	13,471
SBC Kijimadaira Resort Inc.	—	35	—	78
Medical Corporation Misakikai	208,720	—	390,353	—
General Incorporated Association Miotokai	14,868	—	29,207	—
Total	$43,732,194	$38,944,898	$81,687,254	$84,202,043

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Cost of revenues	2026	2025	2026	2025
Medical Corporation Nasukai	$—	$65,959	$—	$65,959
Medical Corporation Aikeikai	—	3,742	—	3,742
Japan Medical & Beauty Inc.	138,593	4,502,380	262,982	7,801,736
SBC Tokyo Medical University	—	94,295	—	183,689
SBC Inc.	—	3,226	—	71,404
Total	$138,593	$4,669,602	$262,982	$8,126,530

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Selling, general and administrative expenses	2026	2025	2026	2025
Medical Corporation Shobikai	$93,286	$354,930	$217,222	$354,930
Medical Corporation Kowakai	19,792	3,697	26,947	3,697
Medical Corporation Nasukai	3,283	15,178	5,119	15,178
Medical Corporation Aikeikai	14,128	28,218	38,039	28,218
Medical Corporation Jukeikai	—	791	863	791
Medical Corporation Association Junikai	—	337	—	337
Medical Corporation Association Furinkai	—	429	—	429
SBC Inc.	6,179	7	7,102	7
Japan Medical & Beauty Inc.	2,962	—	6,639	—
SBC Tokyo Medical University	85,548	—	172,454	—
General Incorporated Association SBC	17,538	12,180	20,388	12,180
Co-medical Co., Ltd.	5,657	—	7,125	—
Medical Corporation Misakikai	93,137	—	179,787	—
Yoshiko Aikawa	—	—	3,218	—
Total	$341,510	$415,767	$684,903	$415,767

As of June 30, 2026 and December 31, 2025, the balances with related parties are as follows:

Accounts receivable	June 30, 2026	December 31, 2025
Medical Corporation Shobikai	$10,334,652	$6,618,853
Medical Corporation Nasukai	11,228,286	7,268,301
Medical Corporation Kowakai	11,279,357	6,930,382
Medical Corporation Aikeikai	3,353,695	2,938,667
Medical Corporation Jukeikai	1,130,638	920,649
Medical Corporation Association Furinkai	684,630	1,065,239
Medical Corporation Ritz Cosmetic Surgery	1,165,338	978,614
Medical Corporation Association Junikai	1,480,539	700,794
SBC Tokyo Medical University	6,141	5,614
AI Med Inc.	—	33
SBC Inc.	2,837	382
Public Interest Foundation SBC Medical Promotion Foundation	26	30
General Incorporated Association SBC	—	5,171
Medical Corporation Misakikai	77,442	73,734
General Incorporated Association Miotokai	5,105	5,267
Total	$40,748,686	$27,511,730

Short-term investments	June 30, 2026	December 31, 2025
MEDIROM Healthcare Technologies Inc.	$307,922	$319,193
Total	$307,922	$319,193

	For the Six Months Ended June 30,		For the three Months Ended June 30,
Interest Income	2026	2025	2026	2025
MEDIROM Healthcare Technologies Inc.	$3,465	$—	$3,465	$—
Total	$3,465	$—	$3,465	$—

In December 2025, the Company purchased unsecured convertible bonds issued by MEDIROM with a principal amount of JPY50,000,000, which are recorded as short-term investments - related parties. In June 2026, MEDIROM exercised its option to extend the maturity date of these bonds from June 30, 2026 to December 25, 2026, in accordance with the original terms. Consequently, the period for exercising the conversion rights was also extended to December 7, 2026.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

Finance lease receivables	June 30, 2026	December 31, 2025
Medical Corporation Shobikai	$4,859,860	$4,830,319
Medical Corporation Kowakai	4,566,734	5,586,393
Medical Corporation Nasukai	6,487,466	6,633,510
Medical Corporation Aikeikai	1,766,974	2,206,227
Medical Corporation Ritz Cosmetic Surgery	1,369,095	1,885,804
Medical Corporation Jukeikai	2,013,596	953,857
Medical Corporation Association Furinkai	1,549,640	1,432,106
Medical Corporation Association Junikai	2,777,294	3,033,529
SBC Shonan Osteopathic Clinic Inc.	8,899	17,123
Total	25,399,558	26,578,868
Less: current portion	(13,725,781)	(12,832,355)
Non-current portion	$11,673,777	$13,746,513

Other receivables	June 30, 2026	December 31, 2025
Medical Corporation Shobikai	$499,790	$—
Medical Corporation Kowakai	386,284	—
Medical Corporation Nasukai	364,984	—
Medical Corporation Aikeikai	163,488	—
Medical Corporation Jukeikai	71,079	—
Medical Corporation Ritz Cosmetic Surgery	74,896	—
Total	$1,560,521	$—

Due from related party, net	June 30, 2026	December 31, 2025
SBC Irvine MC	$—	$2,762,999
Less: allowance for credit loss	—	(2,762,999)
Total	$—	$—

Long-term investments in MCs	June 30, 2026	December 31, 2025
Medical Corporation Shobikai	$6,158	$6,384
Medical Corporation Kowakai	6,158	6,384
Medical Corporation Nasukai	6,158	6,384
Medical Corporation Aikeikai	6,158	6,384
Medical Corporation Jukeikai	6,623,756	6,866,219
Medical Corporation Ritz Cosmetic Surgery	10,559,026	10,945,538
Total	$17,207,414	$17,837,293

Accounts payable	June 30, 2026	December 31, 2025
Japan Medical & Beauty Inc.	$339,021	$48,839
Medical Corporation Shobikai	148,487	230,354
Medical Corporation Kowakai	69,138	101,565
Medical Corporation Nasukai	89,285	127,750
Medical Corporation Aikeikai	41,826	57,068
Medical Corporation Jukeikai	12,663	8,718
Medical Corporation Association Furinkai	10,748	11,674
Medical Corporation Ritz Cosmetic Surgery	5,486	10,462
General Incorporated Association SBC	70,272	536
SBC Tokyo Medical University	30,792	31,919
SBC Shonan Osteopathic Clinic Inc.	526	958
Medical Corporation Misakikai	32,762	21,620
Yoshiyuki Aikawa	80,804	—
Total	$931,810	$651,463

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

Advances from customers	June 30, 2026	December 31, 2025
Medical Corporation Shobikai	$1,089,290	$1,712,820
Medical Corporation Kowakai	748,119	1,145,776
Medical Corporation Nasukai	715,815	1,098,435
Medical Corporation Aikeikai	282,926	430,305
Medical Corporation Jukeikai	399,176	100,808
Medical Corporation Ritz Cosmetic Surgery	261,900	64,569
Medical Corporation Association Furinkai	253,177	370,797
Medical Corporation Association Junikai	243,447	433,711
Total	$3,993,850	$5,357,221

Due to related party	June 30, 2026	December 31, 2025
Yoshiyuki Aikawa	$—	$2,692,673
Total	$—	$2,692,673

	For the Six Months Ended June 30,
Allowance for credit loss movement	2026	2025
Beginning balance	$2,762,999	$2,836,013
Provision for credit loss	—	—
Reversal of credit loss	—	(70,000)
Write-off	(2,762,999)	—
Ending balance	$—	$2,766,013

The balances of due to and due from related parties represent outstanding loans from and to related parties, respectively, as of June 30, 2026 and December 31, 2025. These loans are unsecured, interest-free and due on demand.

The Company paid officer compensation of approximately JPY20 million per month to Yoshiko Aikawa, the mother of the Company’s CEO, which was recorded in selling, general and administrative expenses. Such compensation amounted to $376,414 and $414,898 for the three months ended June 30, 2026 and 2025, respectively, and $758,799 and $808,233 for the six months ended June 30, 2026 and 2025, respectively. Ms. Aikawa served as the Representative Director of the Company’s principal operating subsidiary, SBC Medical Group Co., Ltd. (SBC Japan), until March 25, 2026. On that date, she resigned from her position as Representative Director and continues to serve as a director of the subsidiary.

Also see Note 2(a), 3, 9, 12, 13, 16 and 19 for more transactions with related parties.

NOTE 18 — SEGMENT REPORTING

The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, reviews financial information to make operating decisions, assess performance and allocate resources by segment. Beginning in the second quarter of 2026, following the inclusion of Waqoo’s results of operations, the Company reports its operations in two reportable segments: SBC Core Segment and Waqoo Segment. Prior to this change, the Company viewed its operations and managed its business as a single reportable segment. The SBC Core Segment primarily derives revenues from providing comprehensive management services to MCs and their clinics. The Waqoo Segment comprises Waqoo and its subsidiary, Cell Pro Japan Co., Ltd., and primarily derives revenues from medical support services and direct-to-consumer product sales.

The accounting policies for the reportable segments are the same as those described in Note 2. The CODM monitors segment actual results against budget and updated forecasts throughout the year. These results are used to assess segment performance. Intersegment transactions are generally accounted for on a cost-plus basis and are eliminated in consolidation, and therefore do not affect consolidated results.

The significant segment expenses regularly reviewed by the CODM and included in the measure of segment income from operations are cost of revenues and selling, general and administrative expenses. Segment asset information is not regularly reviewed by the CODM.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — SEGMENT REPORTING (cont.)

The revenues and operating results by the Company’s reportable segments were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
SBC Core Segment
Revenues from external customers	$44,673,560	$43,358,847	$87,734,122	$90,687,548
Intersegment revenues	5,157	—	5,157	—
Total revenues	44,678,717	43,358,847	87,739,279	90,687,548
Cost of revenues	14,441,272	13,348,270	27,155,100	22,943,887
Selling, general and administrative expenses	14,993,311	15,456,385	27,620,030	28,987,395
Segment income from operations	$15,244,134	$14,554,192	$32,964,149	$38,756,266

Waqoo Segment
Revenues	$4,514,508	$—	$4,514,508	$—
Intersegment revenues	5,223,313	—	5,223,313	—
Total revenues	9,737,821	—	9,737,821	—
Cost of revenues	3,952,020	—	3,952,020	—
Selling, general and administrative expenses	2,029,629	—	2,029,629	—
Segment income from operations	$3,756,172	$—	$3,756,172	$—

Intersegment Eliminations
Revenues	$(5,228,470)	$—	$(5,228,470)	$—
Cost of revenues	(5,182,540)	—	(5,182,540)	—
Selling, general and administrative expenses	(6,174)	—	(6,174)	—
Intersegment income from operations	$(39,756)	$—	$(39,756)	$—

Consolidated
Revenues	$49,188,068	$43,358,847	$92,248,630	$90,687,548
Cost of revenues	13,210,752	13,348,270	25,924,580	22,943,887
Selling, general and administrative expenses	17,016,766	15,456,385	29,643,485	28,987,395
Income from operations	18,960,550	14,554,192	36,680,565	38,756,266
Other income (expenses), net *	594,136	(1,013,831)	1,730,732	6,235,502
Income before income taxes and equity in losses of equity method investees	$19,554,686	$13,540,361	$38,411,297	$44,991,768

* Other income (expenses), net consists of interest income, interest expense, net foreign currency exchange gain (loss), other income, other expenses, and gain on redemption of life insurance policies, as applicable.

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Guarantees

As of June 30, 2026 and December 31, 2025, a subsidiary of the Company provided a guarantee on the debt of its CEO in the amounts of $203,512 and $228,210, respectively. As of June 30, 2026 and December 31, 2025, the Company did not record a liability in the unaudited consolidated balance sheets for the guarantee because, based on management’s assessment, it was not probable that the Company would be required to make payments under the guarantee.

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

NOTE 19 — COMMITMENTS AND CONTINGENCIES (cont.)

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

On February 11, 2026, a purported stockholder class action complaint was filed against the Company and its directors in the Court of Chancery of the State of Delaware, alleging violations under Delaware General Corporation Law Section 141(k) and Delaware common law, due to the Company’s certificate of incorporation improperly restricting the removal of directors to “only for cause.” The complaint seeks an unspecified amount of declaratory and injunctive relief, class certification, and an award of attorneys’ fees and costs, among other relief as the court may deem just and proper.

At the Company’s 2026 annual meeting of stockholders held on July 8, 2026, the stockholders approved amendments to the Company’s certificate of incorporation, including an amendment to remove the provision stating that directors may be removed only for cause, which is the subject of the complaint. The Company cannot reasonably estimate a range of loss for this action as of the date the unaudited consolidated financial statements are issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarize the significant factors affecting our operating results, financial condition, liquidity, and cash flows for the periods presented below. The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report. The forward-looking statements contained herein are based on management’s judgment, assumptions made by management and information currently available to it. Actual results could differ materially from those discussed or implied in the forward-looking statements as a result of various factors, including those described elsewhere in this Quarterly Report and the Annual Report, particularly in “Part II, Item 1A. Risk Factors” of this Quarterly Report, “Part I, Item 1A. Risk Factors” of the Annual Report and the section entitled “Cautionary Note Regarding Forward-Looking Statements” herein.

Unless the context otherwise requires, any reference in this section of this Quarterly Report to the “Company,” “SBC,” “we,” “us” or “our” refers to Legacy SBC (defined below) and its consolidated subsidiaries and variable interest entity (“VIE”), prior to the consummation of the Business Combination and to SBC Medical Group Holdings Incorporated, together with its consolidated subsidiaries and its VIE (prior to its deconsolidation), following the Business Combination.

Overview

SBC Medical Group, Inc. (formerly known as SBC Medical Group Holdings Incorporated), a Delaware corporation and subsidiary of the Company (“Legacy SBC”), is a management company headquartered in Irvine, California and Tokyo, Japan, that provides management services to cosmetic treatment centers mainly in Japan.

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

Financial Overview

For the three months ended June 30, 2026 and 2025, we generated revenues of $49,188,068 and $43,358,847, respectively, and we reported net income attributable to SBC Medical Group Holdings Incorporated of $10,692,822 and $2,458,240, respectively. For the six months ended June 30, 2026 and 2025, we generated revenues of $92,248,630 and $90,687,548, respectively, and we reported net income attributable to SBC Medical Group Holdings Incorporated of $22,000,893 and $23,960,686, respectively, and cash flows provided by (used in) operating activities of $31,741,248 and $(6,411,168), respectively. As of June 30, 2026, we had retained earnings of $262,449,513.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025

Because we acquired control of Waqoo, Inc. (“Waqoo”) on December 19, 2025 and consolidated the financial information of Waqoo and its subsidiary on a three-month reporting lag, our consolidated results for the three months ended June 30, 2026 include Waqoo’s results of operations for the period from January 1, 2026 to March 31, 2026. For comparative purposes, the 2025 segment amounts presented in the tables below relate entirely to the SBC Core Segment, as Waqoo was not consolidated during those periods.

The following table summarizes our results of operations as reflected in our unaudited consolidated statements of operations and comprehensive income for the three months ended June 30, 2026 and 2025, and presents information regarding amounts and percentage changes during those periods.

	For the Three Months Ended June 30,
	2026		2025		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenues, net (including net revenues provided to related parties)	$49,188,068	100.00%	$43,358,847	100.00%	$5,829,221	13.44%
Cost of revenues (including cost of revenues from related parties)	13,210,752	26.86%	13,348,270	30.79%	(137,518)	(1.03)%
Gross profit	35,977,316	73.14%	30,010,577	69.21%	5,966,739	19.88%
Operating expenses (including selling, general and administrative expenses from related parties)	17,016,766	34.60%	15,456,385	35.65%	1,560,381	10.10%
Income from operations	18,960,550	38.55%	14,554,192	33.57%	4,406,358	30.28%
Other income (expenses)	594,136	1.21%	(1,013,831)	(2.34)%	1,607,967	(158.60)%
Income before income taxes and equity in losses of equity method investees	19,554,686	39.75%	13,540,361	31.23%	6,014,325	44.42%
Income tax expense	7,823,743	15.91%	11,100,509	25.60%	(3,276,766)	(29.52)%
Equity in losses of equity method investees, net of tax	(568,652)	(1.16)%	—	0.00%	(568,652)	NM
Net income	11,162,291	22.69%	2,439,852	5.63%	8,722,439	357.50%
Less: net income (loss) attributable to non-controlling interests	469,469	0.95%	(18,388)	(0.04)%	487,857	(2,653.13)%
Net income attributable to SBC Medical Group Holdings Incorporated	$10,692,822	21.74%	$2,458,240	5.67%	$8,234,582	334.98%

Note: Percentages are calculated as a percentage of total revenue and may not sum due to rounding.

Revenues, Net

Revenues, net generated from different revenue streams consist of the following:

	For the Three Months Ended June 30,		Variance
	2026	2025	Amount	%
SBC Core Segment
Franchising revenue	$9,515,061	$10,007,581	$(492,520)	(4.92)%
Procurement revenue	13,401,040	15,756,519	(2,355,479)	(14.95)%
Management services revenue	12,849,245	5,138,578	7,710,667	150.05%
Rental services revenue	3,875,860	6,851,176	(2,975,316)	(43.43)%
Others	5,032,354	5,604,993	(572,639)	(10.22)%
Subtotal	44,673,560	43,358,847	1,314,713	3.03%
Waqoo Segment	4,514,508	—	4,514,508	NM
Total	$49,188,068	$43,358,847	$5,829,221	13.44%

Revenues, net, increased by 13.44% from $43,358,847 for the three months ended June 30, 2025 to $49,188,068 for the three months ended June 30, 2026.

Japanese Yen (“JPY”) depreciated against the U.S. dollar during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The average rate against the dollar for the SBC Core Segment was 159.3346 yen for the three months ended June 30, 2026 compared to 144.0297 yen for the same period in 2025. Financial results for the Waqoo Segment are consolidated on a three-month lag basis, and the average rate applied for its reporting period was 156.9101 yen. For the three months ended June 30, 2026 and 2025, we generated net revenues of $49,188,068 (JPY 7,826 million) and $43,358,847 (JPY 6,245 million), respectively, and we reported net income of $11,162,291 (JPY 1,781 million) and $2,439,852 (JPY 310 million), respectively. Overall, the unfavorable impacts of the period-to-period foreign exchange rate changes on net revenues and net income were $4,747,098 and $1,322,609, respectively, for the three months ended June 30, 2026.

The main reasons for the variance of $5,829,221 in revenues, net per revenue stream are as follows:

SBC Core Segment

Franchising Revenue

Franchising revenue for the three months ended June 30, 2026 decreased to $9,515,061 by $492,520, or 4.92%, from $10,007,581 for the same period in 2025. This decrease was mainly due to the depreciation of JPY.

Procurement Revenue

The procurement revenue for the three months ended June 30, 2026 decreased to $13,401,040 by $2,355,479, or 14.95%, from $15,756,519 for the same period in 2025. This decrease was mainly due to a decline in orders from MCs for medical materials, reflecting a temporary increase in procurement activities associated with the business expansion of MCs in the same period of the prior year as well as the depreciation of JPY.

Management Services Revenue

The management services revenue for the three months ended June 30, 2026 increased to $12,849,245 by $7,710,667, or 150.05%, from $5,138,578 for the same period in 2025. This increase was mainly due to lower point redemptions, which were accounted for as a reduction of loyalty program management revenue, resulting from the revision of program policy effective in June 2025, partially offset by the depreciation of JPY.

Rental Services Revenue

The rental services revenue for the three months ended June 30, 2026 decreased to $3,875,860 by $2,975,316, or 43.43%, from $6,851,176 for the same period in 2025. This decrease was mainly due to a decline in revenue from rentals of laser hair removal equipment to existing clinics, as the prior-year period included a higher level of such rentals primarily associated with clinic openings and equipment upgrades at existing clinics, as well as the depreciation of JPY.

Others

The other revenues for the three months ended June 30, 2026 decreased to $5,032,354 by $572,639, or 10.22%, from $5,604,993 for the same period in 2025. This decrease was mainly due to the depreciation of JPY, partially offset by higher revenue from leasehold improvement services.

Waqoo Segment

Waqoo Segment revenue for the three months ended June 30, 2026 was $4,514,508. There was no comparable revenue for the same period in 2025 because Waqoo and its subsidiary, Cell Pro Japan Co., Ltd. (“Cell Pro”), were not consolidated subsidiaries during that period. This revenue was primarily derived from medical support services and direct-to-consumer product sales.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2026 was $13,210,752 compared to $13,348,270 for the same period in 2025. The decrease was mainly due to lower costs in the SBC Core Segment associated with the decline in revenue from rentals of laser hair removal equipment to existing clinics as well as the depreciation of JPY. This decrease was partially offset by the inclusion of costs attributable to Waqoo and Cell Pro, whose operating results were consolidated beginning in the current-year period.

Gross Profit

Gross profit for the three months ended June 30, 2026 was $35,977,316 compared to $30,010,577 for the same period in 2025. The increase in gross profit by $5,966,739 or 19.88% was mainly due to the inclusion of gross profit from the Waqoo Segment and an increase in management services revenue, partially offset by a decrease in procurement revenue, which has a relatively high gross margin.

Operating Expenses

Operating expenses for the three months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		Variance
	2026	2025	Amount	%
Salaries and welfare	$7,790,908	$6,765,517	$1,025,391	15.16%
Depreciation and amortization expense	346,539	471,763	(125,224)	(26.54)%
Consulting and professional service fees	5,125,152	3,878,036	1,247,116	32.16%
Advertising expense	467,606	973,933	(506,327)	(51.99)%
Taxes and dues	482,733	591,817	(109,084)	(18.43)%
Recruiting expense	200,596	142,247	58,349	41.02%
Lease expense	677,512	558,738	118,774	21.26%
Office, utility and other expenses	1,925,720	2,074,334	(148,614)	(7.16)%
Total	$17,016,766	$15,456,385	$1,560,381	10.10%

Operating expenses increased to $17,016,766 for the three months ended June 30, 2026 by $1,560,381, or 10.10%, from $15,456,385 for the same period in 2025. The increase was mainly due to the increase in consulting and professional service fees and salaries and welfare, partially offset by the decrease in advertising expense.

Consulting and professional service fees increased by $1,247,116, or 32.16%, to $5,125,152 for the three months ended June 30, 2026 from $3,878,036 for the same period in 2025, mainly due to $1.4 million transaction costs incurred by the Company in connection with the secondary public offering of common stock sold by the Company’s CEO, which was completed in April 2026.

Salaries and welfare increased by $1,025,391, or 15.16%, to $7,790,908 for the three months ended June 30, 2026 from $6,765,517 for the same period in 2025, mainly due to the inclusion of personnel costs attributable to Waqoo and Cell Pro, which were consolidated beginning in the current-year period, and higher social insurance premiums driven by an increase in headcount at a Japanese subsidiary.

Advertising expense decreased by $506,327, or 51.99%, to $467,606 for the three months ended June 30, 2026 from $973,933 for the same period in 2025, mainly due to higher promotional point redemptions in the prior-year period.

Income From Operations

Income from operations for the three months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		Variance
	2026	2025	Amount	%
SBC Core Segment	$15,244,134	$14,554,192	$689,942	4.74%
Waqoo Segment	3,756,172	—	3,756,172	NM
Intersegment Eliminations	(39,756)	—	(39,756)	NM
Total	$18,960,550	$14,554,192	$4,406,358	30.28%

Income from operations for the three months ended June 30, 2026 was $18,960,550 compared to $14,554,192 for the same period in 2025. The increase in income from operations of $4,406,358, or 30.28%, was mainly due to the inclusion of income from operations from the Waqoo Segment and an increase in management services revenue, partially offset by a decrease in procurement revenue, which has a relatively high gross margin, as a result of the factors described above.

Other Income (Expenses)

Other income (expenses) for the three months ended June 30, 2026 and 2025, were as follows:

	For the Three Months Ended June 30,		Variance
	2026	2025	Amount	%
Interest income	$8,520	$22,882	$(14,362)	(62.77)%
Interest expense	(128,629)	(49,651)	(78,978)	159.07%
Foreign currency exchange gain (loss), net	1,032,259	(769,720)	1,801,979	(234.11)%
Other income	137,056	145,403	(8,347)	(5.74)%
Other expenses	(455,070)	(362,745)	(92,325)	25.45%
Total	$594,136	$(1,013,831)	$1,607,967	(158.60)%

Other income (expenses), net was $594,136 for the three months ended June 30, 2026 compared to $(1,013,831) for the same period in 2025. The increase in other income (expense) of $1,607,967, or 158.60%, was mainly due to foreign currency exchange gain resulting from the depreciation of the Japanese Yen.

Income Tax Expense

Income tax expense for the three months ended June 30, 2026 was $7,823,743 compared to $11,100,509 for the same period in 2025. The decrease in income tax expense of $3,276,766, or 29.52%, was mainly due to the absence of a significant tax expense recognized in the three months ended June 30, 2025, which was associated with a deemed contribution treated as a taxable gain under Japanese tax law.

The effective tax rate was 40.01% and 81.98% for the three months ended June 30, 2026 and 2025, respectively. The decrease of 41.97 percentage points was mainly due to the absence of the specific event that occurred in the same period in 2025; specifically, the deemed contribution in connection with the price modification on disposal of an aircraft to General Incorporated Association SBC, an entity controlled by the CEO of the Company, who is also the controlling shareholder of the Company, was treated as a taxable gain under Japanese tax law and increased the effective tax rate for the three months ended June 30, 2025.

Net Income

As a result of the foregoing, we reported net income of $11,162,291 for the three months ended June 30, 2026, representing an increase of $8,722,439, or 357.50%, from $2,439,852 for the three months ended June 30, 2025.

Net Income (Loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $469,469 for the three months ended June 30, 2026, as compared to net loss attributable to non-controlling interests of $18,388 for the three months ended June 30, 2025.

Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025

Because we acquired control of Waqoo on December 19, 2025 and consolidated the financial information of Waqoo and its subsidiary on a three-month reporting lag, our consolidated results for the six months ended June 30, 2026 include Waqoo’s results of operations for the period from January 1, 2026 to March 31, 2026. For comparative purposes, all 2025 amounts in the tables below are attributable to the SBC Core Segment, as Waqoo was not consolidated during those periods.

The following table summarizes our results of operations as reflected in our unaudited consolidated statements of operations and comprehensive income for the six months ended June 30, 2026 and 2025, and presents information regarding amounts and percentage changes during those periods.

	For the Six Months Ended June 30,
	2026		2025		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenues, net (including net revenues provided to related parties)	$92,248,630	100.00%	$90,687,548	100.00%	$1,561,082	1.72%
Cost of revenues (including cost of revenues from related parties)	25,924,580	28.10%	22,943,887	25.30%	2,980,693	12.99%
Gross profit	66,324,050	71.90%	67,743,661	74.70%	(1,419,611)	(2.10)%
Operating expenses (including selling, general and administrative expenses from related parties)	29,643,485	32.13%	28,987,395	31.96%	656,090	2.26%
Income from operations	36,680,565	39.76%	38,756,266	42.74%	(2,075,701)	(5.36)%
Other income	1,730,732	1.88%	6,235,502	6.88%	(4,504,770)	(72.24)%
Income before income taxes and equity in losses of equity method investees	38,411,297	41.64%	44,991,768	49.61%	(6,580,471)	(14.63)%
Income tax expense	15,351,334	16.64%	21,059,966	23.22%	(5,708,632)	(27.11)%
Equity in losses of equity method investees, net of tax	(568,652)	(0.62)%	—	—%	(568,652)	NM
Net income	22,491,311	24.38%	23,931,802	26.39%	(1,440,491)	(6.02)%
Less: net income (loss) attributable to non-controlling interests	490,418	0.53%	(28,884)	(0.03)%	519,302	(1,797.89)%
Net income attributable to SBC Medical Group Holdings Incorporated	$22,000,893	23.85%	$23,960,686	26.42%	$(1,959,793)	(8.18)%

Note: Percentages are calculated as a percentage of total revenue and may not sum due to rounding.

Revenues, Net

Revenues, net generated from different revenue streams consist of the following:

	For the Six Months Ended June 30,		Variance
	2026	2025	Amount	%
SBC Core Segment
Franchising revenue	$18,606,801	$25,726,863	$(7,120,062)	(27.68)%
Procurement revenue	25,745,406	30,089,302	(4,343,896)	(14.44)%
Management services revenue	24,779,036	13,866,681	10,912,355	78.69%
Rental services revenue	7,311,782	12,491,690	(5,179,908)	(41.47)%
Others	11,291,097	8,513,012	2,778,085	32.63%
Subtotal	87,734,122	90,687,548	(2,953,426)	(3.26)%
Waqoo Segment	4,514,508	—	4,514,508	NM
Total	$92,248,630	$90,687,548	$1,561,082	1.72%

Revenues, net, increased by 1.72% from $90,687,548 for the six months ended June 30, 2025 to $92,248,630 for the six months ended June 30, 2026.

Japanese Yen (“JPY”) depreciated against the U.S. dollar during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The average rate against the dollar for the SBC Core Segment was 158.1446 yen for the six months ended June 30, 2026 compared to 148.4720 yen for the same period in 2025. Financial results for the Waqoo Segment are consolidated on a three-month lag basis, and the average rate applied for its reporting period was 156.9101 yen. For the six months ended June 30, 2026 and 2025, we generated net revenues of $92,248,630 (JPY 14,583 million) and $90,687,548 (JPY 13,465 million), respectively, and we reported net income of $22,491,311 (JPY 3,559 million) and $23,931,802 (JPY 3,562 million), respectively. Overall, the unfavorable impacts of the period-to-period foreign exchange rate changes on net revenues and net income were $5,715,671 and $1,552,740, respectively, for the six months ended June 30, 2026.

The main reasons for the variance of $1,561,082 in revenues, net per revenue stream are as follows:

SBC Core Segment

Franchising Revenue

Franchising revenue for the six months ended June 30, 2026 decreased to $18,606,801 by $7,120,062, or 27.68%, from $25,726,863 for the same period in 2025. This decrease was mainly due to the revision of the fee structure for determining service fees for each clinic of MCs based on the size, scale and performance of each clinic effective as of April 1, 2025 as well as the depreciation of JPY.

Procurement Revenue

The procurement revenue for the six months ended June 30, 2026 decreased to $25,745,406 by $4,343,896, or 14.44%, from $30,089,302 for the same period in 2025. This decrease was mainly due to a decline in orders from MCs for medical materials, reflecting a temporary increase in procurement activities associated with the business expansion of MCs in the same period of the prior year as well as the depreciation of JPY.

Management Services Revenue

The management services revenue for the six months ended June 30, 2026 increased to $24,779,036 by $10,912,355, or 78.69%, from $13,866,681 for the same period in 2025. This increase was mainly due to lower point redemptions, which were accounted for as a reduction of loyalty program management revenue, resulting from the revision of program policy effective in June 2025, partially offset by the depreciation of JPY.

Rental Services Revenue

The rental services revenue for the six months ended June 30, 2026 decreased to $7,311,782 by $5,179,908, or 41.47%, from $12,491,690 for the same period in 2025. This decrease was mainly due to a decline in revenue from rentals of laser hair removal equipment to existing clinics, as the prior-year period included a higher level of such rentals primarily associated with clinic openings and equipment upgrades at existing clinics, as well as the depreciation of JPY.

Others

The other revenues for the six months ended June 30, 2026 increased to $11,291,097 by $2,778,085, or 32.63%, from $8,513,012 for the same period in 2025. This increase was mainly due to higher leasehold improvement services revenue as well as higher revenues from Aesthetic Healthcare Holdings Pte. Ltd. and its subsidiaries, which were acquired in November 2024 and consolidated in the Company’s financial statements with a three-month reporting lag, as the current-year period reflected six months of their results compared with only four months in the prior-year period, partially offset by the depreciation of JPY.

Waqoo Segment

Waqoo Segment revenue for the six months ended June 30, 2026 was $4,514,508. There was no comparable revenue for the same period in 2025 because Waqoo and its subsidiary, Cell Pro, were not consolidated subsidiaries during that period. This revenue was primarily derived from medical support services and direct-to-consumer product sales.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2026 was $25,924,580 compared to $22,943,887 for the same period in 2025. The increase was mainly due to the inclusion of costs attributable to Waqoo and Cell Pro, which were consolidated beginning in the current-year period, as well as higher costs related to leasehold improvement services, the inclusion of six months of costs from Aesthetic Healthcare Holdings Pte. Ltd. and its subsidiaries in the current-year period under the Company’s three-month reporting lag, compared with only four months in the prior-year period, and higher personnel costs resulting from an increase in headcount to support newly established departments since April 2025. This increase was partially offset by lower costs associated with the decline in revenue from rentals of laser hair removal equipment to existing clinics.

Gross Profit

Gross profit for the six months ended June 30, 2026 was $66,324,050 compared to $67,743,661 for the same period in 2025. The decrease in gross profit of $1,419,611, or 2.10%, was mainly due to the decrease in franchising revenue and procurement revenue, with relatively high gross margin, as a result of the factors described above. This decrease was partially offset by the inclusion of gross profit from the Waqoo Segment.

Operating Expenses

Operating expenses for the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months Ended June 30,		Variance
	2026	2025	Amount	%
Salaries and welfare	$13,988,659	$13,207,259	$781,400	5.92%
Depreciation and amortization expense	657,075	933,168	(276,093)	(29.59)%
Consulting and professional service fees	8,599,741	7,176,118	1,423,623	19.84%
Advertising expense	1,034,952	1,656,099	(621,147)	(37.51)%
Taxes and dues	565,098	837,279	(272,181)	(32.51)%
Recruiting expense	448,480	386,624	61,856	16.00%
Lease expense	1,279,758	1,199,327	80,431	6.71%
Office, utility and other expenses	3,069,722	3,591,521	(521,799)	(14.53)%
Total	$29,643,485	$28,987,395	$656,090	2.26%

Operating expenses increased to $29,643,485 for the six months ended June 30, 2026 by $656,090, or 2.26%, from $28,987,395 for the same period in 2025. The increase was mainly due to the increase in consulting and professional service fees and salaries and welfare, partially offset by the decrease in advertising expense.

Consulting and professional service fees increased by $1,423,623, or 19.84%, to $8,599,741 for the six months ended June 30, 2026 from $7,176,118 for the same period in 2025, mainly due to $1.4 million transaction costs incurred by the Company in connection with the secondary public offering of common stock sold by the Company’s CEO, which was completed in April 2026.

Salaries and welfare increased by $781,400, or 5.92%, to $13,988,659 for the six months ended June 30, 2026 from $13,207,259 for the same period in 2025, mainly due to the inclusion of personnel costs attributable to Waqoo and Cell Pro, which were consolidated beginning in the current-year period, and higher social insurance premiums driven by an increase in headcount at a Japanese subsidiary.

Advertising expense decreased by $621,147, or 37.51%, to $1,034,952 for the six months ended June 30, 2026 from $1,656,099 for the same period in 2025, mainly due to higher promotional point redemptions in the prior-year period.

Income From Operations

Income from operations for the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months Ended June 30,		Variance
	2026	2025	Amount	%
SBC Core Segment	$32,964,149	$38,756,266	$(5,792,117)	(14.94)%
Waqoo Segment	3,756,172	—	3,756,172	NM
Intersegment Eliminations	(39,756)	—	(39,756)	NM
Total	$36,680,565	$38,756,266	$(2,075,701)	(5.36)%

Income from operations for the six months ended June 30, 2026 was $36,680,565 compared to $38,756,266 for the same period in 2025. The decrease in income from operations of $2,075,701, or 5.36%, was mainly due to the decrease in franchising revenue and procurement revenue, with relatively high gross margin, as a result of the factors described above, partially offset by the inclusion of income from operations from the Waqoo Segment.

Other Income (Expenses)

Other income (expenses) for the six months ended June 30, 2026 and 2025, were as follows:

	For the Six Months Ended June 30,		Variance
	2026	2025	Amount	%
Interest income	$129,889	$78,215	$51,674	66.07%
Interest expense	(243,435)	(55,858)	(187,577)	335.81%
Foreign currency exchange gain (loss), net	1,893,937	(1,828,246)	3,722,183	(203.59)%
Other income	628,620	296,731	331,889	111.85%
Other expenses	(678,279)	(1,001,478)	323,199	(32.27)%
Gain on redemption of life insurance policies	—	8,746,138	(8,746,138)	(100.00)%
Total	$1,730,732	$6,235,502	$(4,504,770)	(72.24)%

Other income (expenses), net was $1,730,732 for the six months ended June 30, 2026 compared to $6,235,502 for the same period in 2025. The decrease in other income (expense) of $4,504,770, or 72.24%, was mainly due to a gain on redemption of life insurance policies of $8,746,138 in 2025, partially offset by foreign currency exchange gain resulting from the depreciation of the Japanese Yen.

Income Tax Expense

Income tax expense for the six months ended June 30, 2026 was $15,351,334 compared to $21,059,966 for the same period in 2025. The decrease in income tax expense of $5,708,632, or 27.11%, was mainly due to the absence of a significant tax expense recognized in the three months ended June 30, 2025, which was associated with a deemed contribution treated as a taxable gain under Japanese tax law.

The effective tax rate was 39.97% and 46.81% for the six months ended June 30, 2026 and 2025, respectively. The decrease of 6.84 percentage points was mainly due to the absence of the specific event that occurred in the same period in 2025; specifically, the deemed contribution in connection with the price modification on disposal of an aircraft to General Incorporated Association SBC, an entity controlled by the CEO of the Company, who is also the controlling shareholder of the Company, was treated as a taxable gain under Japanese tax law and increased the effective tax rate for the six months ended June 30, 2025.

Net Income

As a result of the foregoing, we reported net income of $22,491,311 for the six months ended June 30, 2026, representing a decrease of $1,440,491, or 6.02%, from $23,931,802 for the six months ended June 30, 2025.

Net Income (Loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $490,418 for the six months ended June 30, 2026, as compared to net loss attributable to non-controlling interests of $28,884 for the six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $184,311,213 in cash and cash equivalents compared to $163,773,838 as of December 31, 2025. In addition, the Company had $43,237,261 in accounts receivable as of June 30, 2026 compared to $29,899,751 as of December 31, 2025. The Company’s accounts receivable includes balances due from customers for the services and goods provided by the Company and accepted by customers.

As of June 30, 2026, the Company’s working capital balance was $180,927,568. In assessing liquidity, management monitors and analyzes the Company’s cash and cash equivalents, ability to generate sufficient future earnings, and operating and capital investment commitments. The Company believes that its current cash and cash equivalents from operations and borrowings from banks will be sufficient to meet its working capital needs for the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report.

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

The Company evaluates its capital allocation practices with the objective of enhancing stockholder value, while considering performance, the business environment, macroeconomic conditions and other relevant factors. The Company expects to deploy capital for investment opportunities that align with its growth strategy, selectively pursuing prospects in the expanding global medical aesthetics market. Additionally, the Company continues to evaluate alternative methods for deployment of capital, including in the form of dividends to stockholders and repurchases of shares of common stock. On December 29, 2025, the Company’s board of directors authorized a share repurchase program of up to $20.0 million, pursuant to which the Company may repurchase shares of its common stock from time to time. The program terminates on December 31, 2026. The actual timing, manner and value of any such options will depend on several factors, including the market price of our stock, general market and economic conditions, our liquidity requirements, applicable legal requirements and other business considerations.

Cash Flows for the Six Months Ended June 30, 2026 and 2025

The following table provides a summary of our cash flows for the periods indicated.

	For the Six Months Ended June 30,		Variance
	2026	2025	Amount	%
Net cash provided by (used in) operating activities	$31,741,248	$(6,411,168)	$38,152,416	(595.09)%
Net cash provided by investing activities	37,206	15,397,998	(15,360,792)	(99.76)%
Net cash provided by (used in) financing activities	(3,803,472)	6,901,719	(10,705,191)	(155.11)%
Effect of exchange rate changes	(7,437,607)	11,808,241	(19,245,848)	(162.99)%
Net change in cash and cash equivalents	20,537,375	27,696,790	(7,159,415)	(25.85)%
Cash and cash equivalents as of the beginning of the period	163,773,838	125,044,092	38,729,746	30.97%
Cash and cash equivalents as of the end of the period	$184,311,213	$152,740,882	$31,570,331	20.67%

Operating Activities

Net cash provided by operating activities was $31,741,248 for the six months ended June 30, 2026, mainly derived from net income of $22,491,311 for the period, reconciled by a non-cash lease expense of $2,861,022 and deferred income tax benefit of $4,545,948, and net changes in operating assets and liabilities, which mainly included an increase in accounts receivable - related parties of $14,570,601, an increase in accounts payable of $6,593,276, an increase in income tax payable of $11,194,897, a decrease in customer loans receivable of $5,357,608, a decrease in prepaid expenses and other current assets of $4,173,911 and a decrease in operating lease liabilities of $2,876,789.

Net cash used in operating activities was $6,411,168 for the six months ended June 30, 2025, mainly derived from net income of $23,931,802 for the period, reconciled by a gain on redemption of life insurance policies of $8,746,138 and deferred income tax expense of $7,452,983, and net changes in operating assets and liabilities, which mainly included an increase in accounts receivable - related parties of $17,039,113, an increase in finance lease receivables – related parties of $6,482,967, a decrease in customer loans receivable of $8,081,703, an increase in accounts payable to related parties of $2,455,865, a decrease in notes payables - related parties of $5,031,570, a decrease in advances from customers – related parties of $2,363,891, a decrease in income tax payable of $6,030,526, and a decrease in accrued liabilities and other current liabilities of $2,508,035.

Investing Activities

During the six months ended June 30, 2026, net cash provided by investing activities of $37,206 mainly reflected the $1.0 million of net proceeds received from deconsolidation of VIE, $0.8 million of prepayments for property and equipment and $0.2 million of purchases of property and equipment.

During the six months ended June 30, 2025, net cash provided by investing activities of $15,397,998 was mainly the result of proceeds from redemption of life insurance policies of $17.7 million, offset by the payments made on behalf of related parties of $1.8 million.

Financing Activities

During the six months ended June 30, 2026, net cash used in financing activities of $3,803,472 was mainly due to the repayments of bank and other borrowings of $3.7 million.

During the six months ended June 30, 2025, net cash provided by financing activities of $6,901,719 was mainly due to the deemed contribution in connection with the price modification on disposal of property and equipment of $9.7 million, offset by repurchase of common stock of $2.4 million.

Recent Developments

Completion of Secondary Public Offering

In April 2026, the Company completed a secondary public offering of 3,565,000 shares of common stock, at a price of $3.25 per share, including 465,000 shares pursuant to the underwriters’ option to purchase additional shares. All of the shares were sold by the Company’s CEO (the “Seller”). The Company did not sell any shares or receive any proceeds from the offering, nor did it repurchase any shares from the Seller. In connection with the offering, the Company incurred transaction costs of $1.4 million in aggregate, which were included in selling, general and administrative expenses in the unaudited consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2026.

Revisions to Management Service Agreements and Fees with Certain Medical Corporations

Effective June 1, 2026, the Company entered into renewed business consignment agreements with Medical Corporation Association Furinkai and Medical Corporation Association Junikai. The renewed agreements restructured the fee framework to better reflect actual service volumes, clinic sizes and the addition of new service offerings, including AI implementation support and financial analysis. The revised pricing is intended to align with the expanded operational support provided to these medical corporations.

Separately, effective July 1, 2026, the Company revised the fees for call-center services provided to Medical Corporation Shobikai, Medical Corporation Kowakai, Medical Corporation Nasukai, Medical Corporation Aikeikai and Medical Corporation Jukeikai.

Collectively, these revisions are expected to increase the Company’s management service revenue by approximately $15 million on an annualized basis, based on the average exchange rate of 158.1 yen per U.S. dollar. The actual impact on future revenue may vary depending on service volumes, clinic performance, foreign exchange rates and other factors.

Contractual Obligations

Lease Agreements

The Company holds a significant number of leases classified as operating leases for offices and sublease purposes, and finance leases for certain medical and office equipment.

As of June 30, 2026, the future maturity of lease liabilities is as follows:

Years ending December 31,	Finance Lease	Operating Lease
Remainder of 2026	$56,110	$2,781,068
2027	76,703	4,513,169
2028	43,782	2,805,266
2029	7,335	263,360
2030	—	53,061
Thereafter	—	12,317
Total undiscounted lease payments	183,930	10,428,241
Less: imputed interest	(7,223)	(126,686)
Total lease liabilities	$176,707	$10,301,555

Bank and Other Borrowings

The Company borrowed funds from various banks and other financial institutions for working capital, securities investments, and mergers and acquisitions purposes.

As of June 30, 2026, future minimum borrowing payments are as follows:

Years ending December 31,	Principal Repayment
Remainder of 2026	$8,257,452
2027	10,395,723
2028	7,189,992
2029	6,667,664
2030	5,243,985
Thereafter	—
Total	$37,754,816

Off-Balance Sheet Arrangements (Off-Balance Sheet Transactions)

There are no material off-balance sheet arrangements as of June 30, 2026 and December 31, 2025.

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

Smaller Reporting Company

Additionally, we are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company unless, as of an applicable annual determination date, (i) the market value of our common stock held by non-affiliates is $250 million or more and (ii) either our annual revenues are $100 million or more or the market value of our common stock held by non-affiliates is $700 million or more. If we continue to be a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from these certain reduced disclosure requirements that are available to smaller reporting companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the previously identified material weaknesses in our internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Despite the identified material weaknesses, we believe that our unaudited consolidated financial statements and other information contained in this Quarterly Report fairly present, in all material respects, our financial condition and results of operations for the periods presented.

We remain committed to the ongoing improvements in our disclosure controls and internal control over financial reporting, including execution of the remediation plan disclosed under “Part II, Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026. The material weaknesses previously identified in the Annual Report remained un-remediated as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there have been no material changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this item is incorporated by reference to Note 19 (Commitments and Contingencies) to the unaudited consolidated financial statements.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. In addition to the information in this Quarterly Report, these risks are more fully described under “Part I, Item 1A. Risk Factors” of the Annual Report. Except as set forth below, there have been no material changes to the risk factors set forth in the Annual Report. Any of these factors could result in a material adverse effect on our results of operations or financial condition.

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

Because we are not currently in compliance with certain Nasdaq corporate governance requirements, Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock began trading on the Nasdaq Global Market under the symbol “SBC” and our public warrants began trading on the Nasdaq Capital Market under the symbol “SBCWW” on September 18, 2024. In order to maintain the listing of our securities on Nasdaq, we must continue to satisfy Nasdaq’s continued listing requirements, which include certain financial, distribution and stock price standards, as well as corporate governance requirements, including requirements relating to the independence of our board of directors and audit committee and size of our audit committee.

On July 8, 2026, the date of our 2026 annual meeting of stockholders, we ceased to satisfy Nasdaq’s independence requirements for the composition of our board of directors and audit committee size requirements under Nasdaq Listing Rule 5605, as a result of the decision of one of our independent directors not to stand for re-election. On July 10, 2026, we received written notice from Nasdaq confirming that we were not in compliance with these requirements. The notice has no immediate effect on the listing of our securities. Nasdaq has provided us with a cure period until the earlier of our next annual meeting of stockholders or July 9, 2027; provided that, if our next annual meeting is held before January 5, 2027, we must evidence compliance no later than January 5, 2027. We are seeking to appoint an additional independent director to join our board prior to the expiration of the cure period. There can be no assurance that we will regain compliance within the cure period, and if we do not, Nasdaq rules require its staff to notify us that our securities will be subject to delisting, which we would be entitled to appeal such determination to a Nasdaq Hearings Panel.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity for our securities; a determination that our common stock is a “penny stock,” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; a limited amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Amended and Restated Bylaws

As disclosed in our Current Report on Form 8-K, filed on July 14, 2026, on July 8, 2026, the Company’s board of directors approved and adopted the Company’s amended and restated bylaws (the “Amended and Restated Bylaws”), effective as of such date.

Among other items, including ministerial, clarifying and conforming changes, the Amended and Restated Bylaws reflect recent developments and clarifying revisions related to Delaware law and the federal securities laws (including with respect to stockholder proposals and meetings). The Amended and Restated Bylaws update the procedural and disclosure requirements for stockholder nominations of directors or proposals of other business at the Company’s meetings of stockholders (including both annual and special meetings of stockholders) under the Company’s advance notice provisions, including, without limitation: (1) incorporating universal proxy card rules pursuant to Rule 14a-19 under the Exchange Act, (2) requiring additional representations of stockholders nominating a director or proposing business, (3) in the case of director nominations, requiring additional information about director nominees, requiring director nominees to complete a questionnaire with respect to such director nominee’s background and qualification, and requiring director nominees to make certain representations, (4) restricting the number of director nominees a stockholder may nominate for election at a special meeting of stockholders to the number of directors to be elected at such special meeting, and (5) providing that the chair of the meeting, subject to the supervision, discretion and control of the board of directors, shall have the power to determine whether any nomination or business was made or proposed in accordance with the procedural and disclosure requirements in the Amended and Restated Bylaws.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is included as Exhibit 3.2 to this Quarterly Report and is incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of, or incorporated by reference into, this Quarterly Report.

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

3.1

Amended and Restated Certificate of Incorporation of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2026).

3.2	Amended and Restated Bylaws of SBC Medical Group Holdings Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2026).
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

SBC Medical Group Holdings Incorporated

Dated: August 13, 2026	By:	/s/ Yuya Yoshida
	Name:	Yuya Yoshida
	Title:	Chief Financial Officer and Chief Operating Officer
(Authorized Signatory and Principal Financial Officer)