Form 10-Q
period 2026-09-30
SBC Medical Group Holdings Inc
filed 2026-11-13
CIK 1930313

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the registrant had 102,846,943 shares of common stock outstanding, after deducting 1,034,308 shares of treasury stock. An additional 270,000 shares are held by a wholly-owned subsidiary; such shares are outstanding but are not entitled to vote pursuant to Section 160(c) of the Delaware General Corporation Law and are presented as treasury stock in the consolidated balance sheet pursuant to ASC 810-10-45-5.

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
•
any significant cybersecurity incident, disruption to our operating systems, or failure to safeguard personal information could subject us to significant legal, regulatory, financial, operational and reputational consequences; and
•
other factors detailed under “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 27, 2026 (the “Annual Report”).

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

SBC Medical Group Holdings Incorporated

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2026

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SBC MEDICAL GROUP HOLDINGS INCORPORATED

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$198,428,275	$163,773,838
Time deposits	4,000,000	—
Accounts receivable	2,540,219	2,388,021
Accounts receivable – related parties	30,931,517	27,511,730
Inventories	2,949,218	2,792,617
Short-term investments – related parties	318,297	319,193
Finance lease receivables, current – related parties	16,143,695	12,832,355
Income tax recoverable	1,292,660	1,175,510
Customer loans receivable, current	3,966,531	8,705,999
Prepaid expenses and other current assets	10,762,659	11,724,852
Prepaid expenses and other receivables – related parties	2,522,970	—
Total current assets	273,856,041	231,224,115

Non-current assets:
Property and equipment, net	8,527,530	7,539,392
Intangible assets, net	45,226,994	47,742,888
Long-term investments, net	1,880,112	1,299,366
Equity method investments	19,157,291	20,312,642
Goodwill, net	15,075,256	15,432,061
Finance lease receivables, non-current – related parties	14,448,126	13,746,513
Operating lease right-of-use assets	10,150,912	8,366,569
Finance lease right-of-use assets	277,827	450,874
Deferred tax assets	8,000,383	4,014,294
Customer loans receivable, non-current	2,325,289	4,824,977
Long-term prepayments	522,473	393,270
Long-term investments in MCs – related parties	17,787,217	17,837,293
Other assets	7,587,608	7,263,692
Total non-current assets	150,967,018	149,223,831
Total assets	$424,823,059	$380,447,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,408,185	$16,988,384
Accounts payable – related parties	918,135	651,463
Bank and other borrowings, current	8,757,956	9,099,046
Advances from customers	877,664	1,415,762
Advances from customers – related parties	3,600,523	5,357,221
Income tax payable	16,707,822	8,821,853
Operating lease liabilities, current	5,754,161	4,416,960
Finance lease liabilities, current	88,091	132,946
Accrued liabilities and other current liabilities	14,552,613	11,544,695
Due to related party	—	2,692,673
Total current liabilities	74,665,150	61,121,003

Non-current liabilities:
Bank and other borrowings, non-current	24,845,177	33,734,438
Deferred tax liabilities	15,614,455	16,374,832
Operating lease liabilities, non-current	4,541,685	4,136,257
Finance lease liabilities, non-current	62,857	116,527
Other liabilities	1,620,786	1,660,183
Total non-current liabilities	46,684,960	56,022,237

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEETS — (Continued)

	September 30, 2026	December 31, 2025
Total liabilities	121,350,110	117,143,240

Commitments and contingencies (Note 19)

Stockholders’ equity:
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—
Common stock ($0.0001 par value, 400,000,000 shares authorized, 103,881,251 shares issued, and 102,576,943 shares outstanding as of September 30, 2026 and December 31, 2025)	10,388	10,388
Additional paid-in capital	75,660,743	72,867,424
Treasury stock (at cost, 1,304,308 shares as of September 30, 2026 and December 31, 2025)	(7,749,997)	(7,749,997)
Retained earnings	278,142,255	240,448,620
Accumulated other comprehensive loss	(59,214,802)	(57,294,239)
Total SBC Medical Group Holdings Incorporated stockholders’ equity	286,848,587	248,282,196
Non-controlling interests	16,624,362	15,022,510
Total stockholders’ equity	303,472,949	263,304,706
Total liabilities and stockholders’ equity	$424,823,059	$380,447,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues, net – related parties	$53,518,360	$39,617,548	$135,205,614	$123,819,591
Revenues, net	5,063,160	3,735,687	15,624,536	10,221,192
Total revenues, net	58,581,520	43,353,235	150,830,150	134,040,783
Cost of revenues (including cost of revenues from related parties of $1,749,587 and $4,018,377 for the three months ended September 30, 2026 and 2025, and $2,012,569 and $12,144,907 for the nine months ended September 30, 2026 and 2025, respectively)	16,402,500	12,741,748	42,327,080	35,685,635
Gross profit	42,179,020	30,611,487	108,503,070	98,355,148

Operating expenses:
Selling, general and administrative expenses (including selling, general and administrative expenses from related parties of $877,328 and $154,063 for the three months ended September 30, 2026 and 2025, and $1,562,231 and $569,830 for the nine months ended September 30, 2026 and 2025, respectively)	15,761,753	14,730,247	45,405,238	43,717,642
Total operating expenses	15,761,753	14,730,247	45,405,238	43,717,642

Income from operations	26,417,267	15,881,240	63,097,832	54,637,506

Other income (expenses):
Interest income (including interest income from related parties of $1,582 and nil for the three months ended September 30, 2026 and 2025, and $5,047 and nil for the nine months ended September 30, 2026 and 2025, respectively)	344,937	120,384	474,826	198,599
Interest expense	(128,878)	(48,635)	(372,313)	(104,493)
Foreign currency exchange gain (loss), net	(947,087)	923,671	946,850	(904,575)
Other income (including other income from related parties of nil and $3,069 for the three months ended September 30, 2026 and 2025, and nil and $3,069 for the nine months ended September 30, 2026 and 2025, respectively)	695,294	1,632,527	1,323,914	1,929,258
Other expenses	—	(2,323)	(678,279)	(1,003,801)
Gain on redemption of life insurance policies	—	—	—	8,746,138
Total other income (expenses)	(35,734)	2,625,624	1,694,998	8,861,126

Income before income taxes and equity in losses of equity method investees	26,381,533	18,506,864	64,792,830	63,498,632
Income tax expense	(9,378,075)	(5,673,538)	(24,729,409)	(26,733,504)
Equity in losses of equity method investees, net of tax	(586,699)	—	(1,155,351)	—
Net income	16,416,759	12,833,326	38,908,070	36,765,128
Less: net income (loss) attributable to non-controlling interests	724,017	8,690	1,214,435	(20,194)
Net income attributable to SBC Medical Group Holdings Incorporated	$15,692,742	$12,824,636	$37,693,635	$36,785,322

Other comprehensive income (loss):
Foreign currency translation adjustment	$7,066,384	$(6,791,961)	$(2,502,636)	$11,639,635
Total comprehensive income	23,483,143	6,041,365	36,405,434	48,404,763
Less: comprehensive income attributable to non-controlling interests	415,698	10,329	632,362	157,908
Comprehensive income attributable to SBC Medical Group Holdings Incorporated	$23,067,445	$6,031,036	$35,773,072	$48,246,855

Net income per share attributable to SBC Medical Group Holdings Incorporated
Basic and diluted	$0.15	$0.12	$0.37	$0.36
Weighted average shares outstanding
Basic and diluted	102,576,943	102,642,634	102,576,943	103,139,851

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated Stockholders’	Non- controlling	Total Stockholders’
	Number	Amount	Capital	Number	Amount	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2025	103,881,251	$10,388	$72,867,424	(1,304,308)	$(7,749,997)	$240,448,620	$(57,294,239)	$248,282,196	$15,022,510	$263,304,706
Net income	—	—	—	—	—	11,308,071	—	11,308,071	20,949	11,329,020
Foreign currency translation adjustment	—	—	—	—	—	—	(4,246,895)	(4,246,895)	(2,654)	(4,249,549)
Balance as of March 31, 2026	103,881,251	10,388	72,867,424	(1,304,308)	(7,749,997)	251,756,691	(61,541,134)	255,343,372	15,040,805	270,384,177
Net income	—	—	—	—	—	10,692,822	—	10,692,822	469,469	11,162,291
Deemed contribution in connection with deconsolidation of VIE	—	—	3,648,425	—	—	—	—	3,648,425	—	3,648,425
Stock-based compensation	—	—	4,253	—	—	—	—	4,253	3,601	7,854
Changes in non-controlling interests arising from changes in ownership interest	—	—	(804,160)	—	—	—	—	(804,160)	836,026	31,866
Foreign currency translation adjustment	—	—	—	—	—	—	(5,048,371)	(5,048,371)	(271,100)	(5,319,471)
Balance as of June 30, 2026	103,881,251	10,388	75,715,942	(1,304,308)	(7,749,997)	262,449,513	(66,589,505)	263,836,341	16,078,801	279,915,142
Net income	—	—	—	—	—	15,692,742	—	15,692,742	724,017	16,416,759
Stock-based compensation	—	—	6,268	—	—	—	—	6,268	5,419	11,687
Changes in non-controlling interests arising from changes in ownership interest	—	—	(61,467)	—	—	—	—	(61,467)	124,444	62,977
Foreign currency translation adjustment	—	—	—	—	—	—	7,374,703	7,374,703	(308,319)	7,066,384
Balance as of September 30, 2026	103,881,251	$10,388	$75,660,743	(1,304,308)	$(7,749,997)	$278,142,255	$(59,214,802)	$286,848,587	$16,624,362	$303,472,949

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total SBC Medical Group Holdings Incorporated Stockholders’	Non- controlling	Total Stockholders’
	Number	Amount	Capital	Number	Amount	Earnings	Loss	Equity	Interests	Equity
Balance as of December 31, 2024	103,020,816	$10,302	$62,513,923	(270,000)	$(2,700,000)	$189,463,007	$(54,178,075)	$195,109,157	$(86,999)	$195,022,158
Issuance of common stock as incentive shares	860,435	86	(86)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	21,502,446	—	21,502,446	(10,496)	21,491,950
Foreign currency translation adjustment	—	—	—	—	—	—	9,834,663	9,834,663	(26,336)	9,808,327
Balance as of March 31, 2025	103,881,251	10,388	62,513,837	(270,000)	(2,700,000)	210,965,453	(44,343,412)	226,446,266	(123,831)	226,322,435
Net income (loss)	—	—	—	—	—	2,458,240	—	2,458,240	(18,388)	2,439,852
Repurchase of common stock	—	—	—	(512,809)	(2,415,262)	—	—	(2,415,262)	—	(2,415,262)
Deemed contribution in connection with price modification on disposal of property and equipment	—	—	9,682,277	—	—	—	—	9,682,277	—	9,682,277
Foreign currency translation adjustment	—	—	—	—	—	—	8,420,470	8,420,470	202,799	8,623,269
Balance as of June 30, 2025	103,881,251	10,388	72,196,114	(782,809)	(5,115,262)	213,423,693	(35,922,942)	244,591,991	60,580	244,652,571
Net income	—	—	—	—	—	12,824,636	—	12,824,636	8,690	12,833,326
Repurchase of common stock	—	—	—	(521,499)	(2,634,735)	—	—	(2,634,735)	—	(2,634,735)
Foreign currency translation adjustment	—	—	—	—	—	—	(6,793,600)	(6,793,600)	1,639	(6,791,961)
Balance as of September 30, 2025	103,881,251	$10,388	$72,196,114	(1,304,308)	$(7,749,997)	$226,248,329	$(42,716,542)	$247,988,292	$70,909	$248,059,201

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,908,070	$36,765,128
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,979,917	2,010,616
Non-cash lease expense	4,239,772	3,436,789
Provision for (reversal of) credit losses	(22,236)	305,963
Equity in losses of equity method investees	1,155,351	—
Stock-based compensation	19,541	—
Fair value change of long-term investments	(579,154)	(724,476)
Gain on redemption of life insurance policies	—	(8,746,138)
Loss (gain) on disposal of property and equipment	9,375	(414,167)
Change in fair value of cryptocurrencies	—	(146,036)
Deferred income taxes	(4,386,410)	9,104,235
Changes in operating assets and liabilities:
Accounts receivable	(197,484)	(1,084,316)
Accounts receivable – related parties	(3,502,443)	(28,031,690)
Inventories	(191,314)	265,052
Finance lease receivables – related parties	(4,050,925)	(9,227,612)
Customer loans receivable	7,158,848	12,153,263
Prepaid expenses and other current assets	923,442	(2,180,695)
Prepaid expenses and other receivables – related parties	(2,500,352)	—
Long-term prepayments	(375,662)	281,666
Other assets	(390,302)	77,609
Accounts payable	6,551,564	2,549,938
Accounts payable – related parties	280,593	2,144,314
Notes payable – related parties	—	(12,759,536)
Advances from customers	(528,982)	161,165
Advances from customers – related parties	(1,726,044)	(5,470,844)
Income tax payable	7,711,189	(19,936,155)
Operating lease liabilities	(4,279,802)	(3,639,887)
Accrued liabilities and other current liabilities	3,059,724	(4,096,471)
Other liabilities	(18,888)	(93,141)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	50,247,388	(27,295,426)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,214,421)	(603,484)
Prepayments for property and equipment	(888,098)	(838,568)
Payments made on behalf of related parties	—	(1,840,801)
Purchase of long-term investments	—	(654,070)
Placement of time deposits	(4,000,000)	—
Purchase of cryptocurrencies	—	(424,250)
Cash paid for acquisition of subsidiaries, net of cash acquired	—	(14,861,858)
Long-term loans to others	—	(14,514)
Repayments from related parties	—	1,911,440
Repayments from others	41,765	73,928
Proceeds from redemption of life insurance policies	—	17,735,717
Deconsolidation of VIE, net of cash disposed of	1,019,909	—
Proceeds from disposal of property and equipment	—	2,755,983
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,040,845)	3,239,523

SBC MEDICAL GROUP HOLDINGS INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from bank and others	—	14,851,980
Borrowings from related parties	—	15,000
Proceeds from exercise of stock acquisition rights in subsidiary by non-controlling interests	94,843	—
Repayments of bank and other borrowings	(8,912,553)	(721,874)
Repayments of finance lease liabilities	(99,932)	(310,603)
Repayments to related parties	(22,657)	(46,782)
Repurchase of common stock	—	(4,999,997)
Deemed contribution in connection with price modification on disposal of property and equipment	—	9,682,277
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,940,299)	18,470,001

Effect of exchange rate changes	(1,611,807)	7,973,128

NET CHANGE IN CASH AND CASH EQUIVALENTS	34,654,437	2,387,226
CASH AND CASH EQUIVALENTS AS OF THE BEGINNING OF THE PERIOD	163,773,838	125,044,092
CASH AND CASH EQUIVALENTS AS OF THE END OF THE PERIOD	$198,428,275	$127,431,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$372,313	$104,493
Cash paid for income taxes, net	$21,135,092	$37,555,740

NON-CASH INVESTING AND FINANCING ACTIVITIES
Property and equipment transferred from prepaid expenses	$57,013	$—
Property and equipment transferred from long-term prepayments	$1,050,946	$1,428,254
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$221,443	$105,556
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	$—	$612,466
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	$5,845,817	$2,646,028
Payables to related parties in connection with loan services provided	$—	$14,362,902
Issuance of common stock as incentive shares	$—	$86

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

SBC Medical Group, Inc. (formerly known as SBC Medical Group Holdings Incorporated, “Legacy SBC”), through its consolidated subsidiaries and, prior to its deconsolidation in June 2026, its variable interest entity (“VIE”), is principally engaged in the medical industry and provides comprehensive management services to the medical corporations and their clinics, including but not limited to licensure of the use of the trademarks and brand name of “Shonan Beauty Clinic”, sales of medical equipment, medical consumables procurement services, and management of customer loyalty program, etc.

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

Unless the context indicates otherwise, any references herein to the “Company”, “we”, “us” and “our” refer to 1) Legacy SBC and its consolidated subsidiaries and VIE, prior to the consummation of the Business Combination, and to 2) SBC Medical Group Holdings Incorporated (formerly Pono Capital Two, Inc.) and its consolidated subsidiaries and, prior to its deconsolidation in June 2026, its VIE, following the Business Combination. Reference herein to “Pono” refers to Pono Capital Two, Inc. prior to the consummation of the Business Combination.

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

Corporate Structure

As of September 30, 2026, the Company’s major subsidiaries are as follows:

Name	Place of Incorporation	Date of Incorporation or Acquisition	Percentage of Ownership	Principal Activities
Subsidiaries
SBC Medical Group, Inc.	United States	January 20, 2023	100%	Investment holding
SBC Medical Group Co., Ltd.*	Japan	June 18, 2003	100%	Franchising, procurement, management, rental and marketing services
Liesta Co., Ltd.	Japan	December 15, 2020	100%	Real estate brokerage services
SBC Sealane Co., Ltd.	Japan	June 7, 2022	100%	Leasehold improvement services
Medical Payment Co., Ltd.	Japan	June 30, 2022	75%	Loan services
SBC Medical Consulting Co., Ltd.	Japan	August 2, 2022	100%	Human resource services
MB career lounge Co., Ltd.	Japan	July 17, 2025	100%	Management supporting services
Waqoo, Inc.	Japan	December 19, 2025	54%	Medical support services and direct-to-consumer product sales
Cell Pro Japan Co., Ltd.	Japan	December 19, 2025	54%	Regenerative medicine, contract review and processing, and cosmetics and raw materials business
SBC AI Longevity Innovation Co., Ltd. (formerly known as SBC Medical M&A Advisory Co., Ltd.)	Japan	January 7, 2026	100%	AI technology, longevity and healthcare innovation
Shoubikai Medical Vietnam Co., Ltd.	Vietnam	August 29, 2013	100%	Cosmetic clinic
SBC Irvine, LLC	United States	December 27, 2018	100%	Management services for cosmetic clinic in the United States
SBC Healthcare Inc.	United States	December 16, 2019	100%	Management services for cosmetic clinic in the United States
Aesthetic Healthcare Holdings Pte. Ltd.	Singapore	November 20, 2024	100%	Investment holding
Wen & Weng Family Clinic Pte. Ltd. **	Singapore	November 20, 2024	100%	General outpatient medical services
Wen & Weng Medical Group Pte. Ltd. **	Singapore	November 20, 2024	100%	Healthcare-related businesses
Rochor Clinic Pte. Ltd. **	Singapore	November 20, 2024	100%	General outpatient medical services
Dermasolutions Pte. Ltd. **	Singapore	November 20, 2024	100%	Cosmetic and dermatological treatments and products
Dermasolutions Services Pte. Ltd. **	Singapore	November 20, 2024	100%	Cosmetic services and products
SBC MEDICAL APAC PTE. LTD.	Singapore	March 26, 2025	100%	Asia-Pacific regional headquarters

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

Voting Model

If a legal entity fails to meet any of the three characteristics of a VIE, we then evaluate such an entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting rights and that other equity holders do not have substantive participating rights.

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

Translation of amounts from local currency of the Company into US$1 has been made at the following exchange rates:

Current Exchange Rate	September 30, 2026	December 31, 2025
JPY:US$1	157.0860	156.6450

	For the Nine Months Ended September 30,
Average Exchange Rate	2026	2025
JPY:US$1	158.5070	148.1284

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

(d) Use of Estimates

In preparing the unaudited consolidated financial statements in conformity with U.S. GAAP, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, useful lives and impairment of long-lived assets, impairment of goodwill, impairment of long-term investments in MCs — related parties, valuation allowance of deferred tax assets, uncertain income tax positions, the recognition and measurement of impairment of investments in securities, allowance for credit losses, implicit interest rate of operating leases, and liability associated with unredeemed loyalty points. Management bases its estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results could differ from those estimates.

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

The Company records the customer loans receivables at gross loan receivables less unamortized costs of issuance fees or discounts, which are amortized over the life of the loan to interest income. The Company generated interest income of $178,363 and $326,049 for the three months ended September 30, 2026 and 2025, respectively, and generated interest income of $638,221 and $914,692 for the nine months ended September 30, 2026 and 2025, respectively, from the loan services, which were included in revenues.

Management periodically evaluates individual End Customers’ financial condition, credit history and the current economic conditions to make adjustments in the allowance when necessary. Customer loans receivable is charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the three months ended September 30, 2026 and 2025, the Company recorded a provision for credit losses of $22,517 and $22,211, respectively, for customer loans receivable. During the nine months ended September 30, 2026 and 2025, the Company recorded a reversal of credit losses of $22,236 and a provision for credit losses of $375,963, respectively, for customer loans receivable.

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The estimated useful lives of intangible assets are as follows:

Useful Life
Trademarks	10 – 20 years
Customer relationships	3 – 11 years
Service agreements	25 years
Developed technology	16 years
Others	3 – 8 years

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

The Company recognizes both realized and unrealized gains and losses in its unaudited consolidated statements of operations and comprehensive income, classified with other income (expenses). Unrealized gains and losses represent observable price changes for investments in privately held entities that do not report NAV per share. Realized gains and losses represent the difference between proceeds received upon disposition of investments and their historical or adjusted cost. The investments in privately held entities that do not report NAV per share are subject to a qualitative assessment each reporting period for indicators of impairment. Impairments are recognized as realized losses, which result in an adjusted cost, and represent charges to reduce the carrying values of the investments to their estimated fair values.

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

The investments in MCs — related parties are accounted for using a measurement alternative, under which these investments are measured at cost, less impairment, and adjusted for observable price changes. The Company performs a qualitative assessment at each reporting period for indicators of impairment. If impairment indicators exist and the estimated fair value is less than the carrying value, an impairment loss is recognized in other income (expenses) equal to the excess of the carrying value over the fair value. The payments made for such investments are classified as investing activities in the unaudited consolidated statements of cash flows. The MCs are considered related parties as the relatives of the Chief Executive Officer (“CEO”) of the Company being the Members of the MCs. Also see Note 2(a) for further details.

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

If the lease component is the predominant component, we account for all revenues under such leases as a single component in accordance with the lease accounting standard. Conversely, if the nonlease component is the predominant component, all revenues under such leases are accounted for in accordance with the revenue recognition accounting standard. Our operating leases qualify for the single component accounting, and the lease component in each of our leases is predominant. Therefore, we account for all revenues from our operating leases under the lease accounting standard and classify these revenues as rental income.

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

Lessor accounting — sales-type leases

The Company purchases medical equipment from vendors and leases them to its customers, who are required to pay installments throughout the term of the leases. The lease agreements include fixed lease payments and do not contain residual value guarantees or variable lease payments. The lease terms are based on the non-cancellable term of the lease and the lessee may have options to terminate the lease in advance when certain conditions are met. The customers obtain control of the medical equipment when they physically possess the equipment.

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

Rental Services Revenue

The Company generates rental income from operating leases and sales-type leases, which is accounted for under ASC Topic 842. Operating lease revenue is generally recognized on a straight-line basis over the terms of the lease agreements and sales-type lease revenue is generally recognized on the lease commencement date. Also see Note 2(m).

Other Revenues

The Company generates other miscellaneous revenues such as beauty and health services revenue, leasehold improvement services revenue, real estate brokerage services revenue, interest income, etc. These revenues are recognized when the Company satisfies performance obligations.

Waqoo Segment Revenues

The Waqoo segment consists of Waqoo, Inc. and its subsidiary and generates revenues primarily from medical support services and direct-to-consumer product sales.

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

(o) Advertising Expenses

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and services and are included in selling, general and administrative expenses. The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35, “Advertising Costs”. The advertising expenses were $1,628,125 and $300,675 for the three months ended September 30, 2026 and 2025, respectively, and $2,663,077 and $1,956,774 for the nine months ended September 30, 2026 and 2025, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(p) Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, time deposits, accounts receivable, finance lease receivables, and customer loans receivable. The Company places its cash and cash equivalents and time deposits with financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risk. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

For the nine months ended September 30, 2026, customer A, B and C represented 24%, 20% and 18% of the Company’s total revenues, respectively. For the nine months ended September 30, 2025, customer A, B and C represented 24%, 24% and 21% of the Company’s total revenues, respectively.

As of September 30, 2026, customer A, B and C accounted for 24%, 23% and 22% of the Company’s total outstanding accounts receivable, respectively. As of December 31, 2025, customer A, B and C accounted for 22%, 24% and 23% of the Company’s total outstanding accounts receivable, respectively.

For the nine months ended September 30, 2026 and 2025, no vendor represented more than 10% of the Company’s total purchases.

As of September 30, 2026, vendors A, C and D represented 11%, 14% and 12% of the Company's total outstanding accounts payable, respectively. As of December 31, 2025, vendor A, B and C represented 14%, 22% and 14% of the Company’s total outstanding accounts payable, respectively.

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

Beginning in the second quarter of 2026, following the acquisition and consolidation of Waqoo, management determined, in accordance with ASC Topic 280, that the Company’s operations constitute two reportable segments: SBC core segment and Waqoo segment.

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(s) Fair Value Measurements (cont.)

As of September 30, 2026 and December 31, 2025, the carrying values of current assets and current liabilities approximated their fair values reported in the unaudited consolidated balance sheets due to the short-term maturities of these instruments. Debt that bears variable interest rates indexed to the prime rate also approximates fair value as it reprices when market interest rates change.

Assets measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are summarized below.

Fair Value Measurements as of September 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at September 30, 2026
Short-term investments:
Available-for-sale debt security	$—	318,297	—	$318,297
Long-term investments:
Equity investments at fair value with readily determinable fair value	$1,436,920	—	—	$1,436,920

Fair Value Measurements as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Fair Value at December 31, 2025
Short-term investments:
Available-for-sale debt security	$—	319,193	—	$319,193
Long-term investments:
Equity investments at fair value with readily determinable fair value	$854,927	—	—	$854,927

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

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating the impact of this standard update on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027. For entities other than public business entities, it is effective for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

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

The amounts and balances of AMM included in the Company’s unaudited consolidated financial statements as of December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 are presented in the tables below.

December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,238,149
Accounts receivable	10,615
Prepaid expenses and other current assets	10,831
Total current assets	4,259,595

Loans receivables from subsidiaries of the Company	3,077,945
Other assets	2,276
Total non-current assets	3,080,221
Total assets	$7,339,816

LIABILITIES
Current liabilities:
Accounts payable	$19,327
Accrued liabilities and other current liabilities	17,824
Due to related party	2,733,324
Total current liabilities	2,770,475

Loan payable to a subsidiary of the Company	8,265,846
Total non-current liabilities	8,265,846
Total liabilities	$11,036,321

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — VARIABLE INTEREST ENTITY (cont.)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$81,472
Total operating expenses	$—	$33,013	$39,647	$197,244
Net loss	$—	$(33,013)	$(34,143)	$(90,772)

	For the Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(34,143)	$(80,964)
Net cash provided by investing activities	$—	$25,000
Net cash used in financing activities	$(118,237)	$(46,781)

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

The Company recognizes its portion of the earnings or losses for its equity method investment in OT Midco on a three-month lag. For the three and nine months ended September 30, 2026, the Company recorded equity in losses of equity method investee, net of tax of $0.6 million and $1.2 million, respectively. As of September 30, 2026 and December 31, 2025, the carrying value of the investment in OT Midco was $19.2 million and $20.3 million, respectively.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2026 and December 31, 2025, prepaid expenses and other current assets consist of the following:

	September 30, 2026	December 31, 2025
Advances to services and other miscellaneous vendors	$7,629,282	$6,374,870
Prepayments for medical equipment and medical materials	2,070,470	4,736,477
Other receivables *	323,443	486,326
Others	739,464	127,179
Total	$10,762,659	$11,724,852

* Represent reimbursement receivables from a business partner and other miscellaneous receivables.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — FINANCE LEASE RECEIVABLES

As of September 30, 2026 and December 31, 2025, finance lease receivables consist of the following:

	September 30, 2026	December 31, 2025
Future minimum lease payments receivable	$30,831,035	$26,636,777
Estimated residual value	—	—
Gross finance lease receivables	30,831,035	26,636,777
Less: unearned interest income	(239,214)	(57,909)
Finance lease receivables	$30,591,821	$26,578,868
Finance lease receivables, current	$16,143,695	$12,832,355
Finance lease receivables, non-current	$14,448,126	$13,746,513

As of September 30, 2026, maturities of the Company’s gross finance lease receivables are as follows:

Years ending December 31,
Remainder of 2026	$4,369,014
2027	15,081,293
2028	8,712,104
2029	2,668,624
2030 and thereafter	—
Total	$30,831,035

NOTE 7 — PROPERTY AND EQUIPMENT, NET

As of September 30, 2026 and December 31, 2025, property and equipment, net consist of the following:

	September 30, 2026	December 31, 2025
Buildings and facilities attached to buildings	$4,303,314	$4,287,588
Machinery, equipment and automobiles	4,313,306	4,228,598
Aircraft	240,756	241,434
Software	6,421,206	5,879,421
Construction in progress	3,140,387	2,041,608
Subtotal	18,418,969	16,678,649
Less: accumulated depreciation	(8,769,966)	(7,667,935)
Less: accumulated impairment	(1,121,473)	(1,471,322)
Property and equipment, net	$8,527,530	$7,539,392

Depreciation expense was $497,339 and $452,969 for the three months ended September 30, 2026 and 2025, respectively, and $1,327,312 and $1,622,009 for the nine months ended September 30, 2026 and 2025, respectively.

The Company recognized a gain (loss) on disposal of property and equipment of $22 and $403,363 for the three months ended September 30, 2026 and 2025, respectively, and $(9,375) and $414,167 for the nine months ended September 30, 2026 and 2025, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INTANGIBLE ASSETS, NET

As of September 30, 2026 and December 31, 2025, intangible assets, net consist of the following:

	September 30, 2026	December 31, 2025
Patent use right	$16,551,443	$16,598,040
Trademarks	1,323,883	1,315,508
Customer relationships	1,868,424	1,928,056
Service agreements	20,738,892	20,797,278
Developed technology	23,289,898	24,143,765
Others	115,060	114,514
Subtotal	63,887,600	64,897,161
Less: accumulated amortization	(4,178,093)	(2,630,988)
Less: accumulated impairment	(14,482,513)	(14,523,285)
Intangible assets, net	$45,226,994	$47,742,888

Amortization expense was $656,312 and $261,785 for the three months ended September 30, 2026 and 2025, respectively, and $1,568,950 and $316,230 for the nine months ended September 30, 2026 and 2025, respectively.

Estimated future amortization expense related to intangible assets as of September 30, 2026 is as follows:

Years ending December 31,	Amortization Expense
Remainder of 2026	$651,714
2027	2,606,854
2028	2,524,177
2029	2,505,944
2030	2,503,449
Thereafter	34,434,856
Total	$45,226,994

NOTE 9 — LONG-TERM INVESTMENTS, NET

As of September 30, 2026 and December 31, 2025, long-term investments, net consist of the following:

	September 30, 2026	December 31, 2025
Investments in private entities or organizations that do not report NAV per share:
Entities or organizations without observable price changes	$1,716,520	$1,721,351
Investment in a public entity with readily determinable fair value	1,436,920	854,927
Less: accumulated impairment	(1,273,328)	(1,276,912)
Long-term investments, net	$1,880,112	$1,299,366

The Company recognized an unrealized gain (loss) on a long-term investment in a public entity with readily determinable fair value of $544,249 and $37,973 for the three months ended September 30, 2026 and 2025, respectively, and $579,154 and $(5,982) for the nine months ended September 30, 2026 and 2025, respectively.

The Company recognized an unrealized gain of $1,071,026 and $730,458 on its long-term investment in Waqoo, Inc. (“Waqoo”), a public entity with readily determinable fair value, for the three and nine months ended September 30, 2025, respectively. Prior to the Company’s acquisition of Waqoo on December 19, 2025, Waqoo was a related party because the Company’s CEO was its principal shareholder.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — OTHER ASSETS

As of September 30, 2026 and December 31, 2025, other assets consist of the following:

	September 30, 2026	December 31, 2025
Security deposits	$3,116,417	$3,104,497
Corporate-owned life insurance policies	3,848,855	3,487,391
Long-term loans receivable, primarily student loans	474,326	513,326
Others	148,010	158,478
Total	$7,587,608	$7,263,692

NOTE 11 — ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

As of September 30, 2026 and December 31, 2025, accrued liabilities and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Individual income tax withheld on behalf of employees	$1,151,689	$1,059,398
Wages and bonus payables	4,164,921	3,892,930
Consumption tax payable	3,194,919	1,161,676
Loyalty program future point redemption obligation	5,797,315	5,247,162
Others	243,769	183,529
Total	$14,552,613	$11,544,695

NOTE 12 — BANK AND OTHER BORROWINGS

As of September 30, 2026 and December 31, 2025, the Company’s borrowings from banks and other financial institutions consist of the following:

Indebtedness	Weighted Average Interest Rate*	Weighted Average Years to Maturity*	September 30, 2026	December 31, 2025
Guaranteed loans
Fixed rate loan	1.25%	1.07	$34,357	$58,412
Variable rate loans	1.72%	1.71	4,209,891	7,635,865
Subtotal	1.71%	1.70	4,244,248	7,694,277

Unsecured loans
Fixed rate loans	—	—	—	149,204
Variable rate loans	1.15%	3.99	28,188,848	33,777,069
Variable rate loans borrowed under revolving lines of credit	1.24%	0.96	1,170,037	1,212,934
Subtotal	1.16%	3.87	29,358,885	35,139,207

Total loans	1.23%	3.59	33,603,133	42,833,484

Less: current portion			(8,757,956)	(9,099,046)
Non-current portion			$24,845,177	$33,734,438

* Pertained to information for loans outstanding as of September 30, 2026.

The Company borrowed funds from various banks and financial institutions for working capital, securities investments, and mergers and acquisitions (“M&A”) purposes.

Interest expense related to the borrowings presented above was $126,740 and $44,851 for the three months ended September 30, 2026 and 2025, respectively, and $364,708 and $95,486 for the nine months ended September 30, 2026 and 2025, respectively.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — BANK AND OTHER BORROWINGS (cont.)

As of September 30, 2026 and December 31, 2025, the Company had borrowings under revolving lines of credit as follows:

Line of credit *	September 30, 2026	December 31, 2025
Maximum available amounts	$1,847,427	$1,915,158
Borrowed amounts **	$1,170,037	$1,212,934

* These revolving lines of credit automatically renew annually unless canceled in writing.

** Borrowings typically have three-month to one-year terms.

The guarantee information of the Company’s outstanding loans as of September 30, 2026 and December 31, 2025 consists of the following:

	September 30, 2026	December 31, 2025
Co-guaranteed by CEO of subsidiaries within the Company’s organizational structure and Tokyo Credit Guarantee Association	$71,267	$122,047
Guaranteed by subsidiaries within the Company’s organizational structure	$4,172,981	$7,572,230

As of September 30, 2026, future minimum payments for bank and other borrowings are as follows:

Years ending December 31,	Principal Repayment
Remainder of 2026	$2,147,958
2027	11,870,962
2028	7,438,069
2029	6,831,565
2030	5,314,579
Thereafter	—
Total	$33,603,133

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

During the nine months ended September 30, 2026 and 2025, certain operating leases were guaranteed by related parties of the Company.

Operating lease expenses for lease payments are recognized on a straight-line basis over the lease term. Leases with an initial term of twelve months or less are not recorded in the unaudited consolidated balance sheets.

The components of lease costs are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$1,403,209	$1,259,336	$4,313,549	$3,456,842
Short-term lease costs	84,100	32,451	196,439	187,779
Total operating and short-term lease costs	$1,487,309	$1,291,787	$4,509,988	$3,644,621

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — OPERATING LEASES — AS A LESSEE (cont.)

The following table presents supplemental information related to the Company’s operating leases:

	For the Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$4,279,802	$3,639,887
Non-cash information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$221,443	$105,556
Remeasurement of operating lease liabilities and right-of-use assets due to lease modifications	$5,845,817	$2,646,028

Weighted average remaining lease term (years)	2.03	1.81
Weighted average discount rate (per annum)	0.95%	0.68%

As of September 30, 2026, the future maturity of operating lease liabilities is as follows:

Years ending December 31,	Operating Leases
Remainder of 2026	$1,470,110
2027	5,349,474
2028	3,184,559
2029	345,906
2030	54,849
Thereafter	—
Total undiscounted lease payments	10,404,898
Less: imputed interest	(109,052)
Present value of operating lease liabilities	10,295,846
Less: operating lease liabilities, current	(5,754,161)
Operating lease liabilities, non-current	$4,541,685

NOTE 14 — INCOME TAXES

United States

SBC Medical Group Holdings Incorporated, SBC Medical Group, Inc., SBC Healthcare Inc., SBC Irvine, LLC, and Aikawa Medical Management, Inc. (the former VIE that was deconsolidated in June 2026) are incorporated in the United States and subject to federal income tax rate at 21% and California state income tax rate at 6.98%.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The impacts of OBBBA were reflected in our results for the nine months ended September 30, 2026, and there was no material impact on our unaudited consolidated financial statements.

Japan

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. During the nine months ended September 30, 2026 and 2025, substantially all the taxable income of the Company was generated in Japan. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Income taxes in Japan applicable to the Company are imposed by the national, prefectural, and municipal governments, and in the aggregate resulted in an effective statutory rate of approximately 34.69% for the nine months ended September 30, 2026 and 2025.

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

For the three and nine months ended September 30, 2026 and 2025, the Company’s income tax expenses are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Current	$9,218,537	$4,022,286	$29,115,819	$17,629,269
Deferred	159,538	1,651,252	(4,386,410)	9,104,235
Total	$9,378,075	$5,673,538	$24,729,409	$26,733,504

The effective tax rate was 35.55% and 30.66% for the three months ended September 30, 2026 and 2025, respectively, and 38.17% and 42.10% for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 15 — STOCKHOLDERS’ EQUITY

The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.0001 per share (“Common Stock”), and 20,000,000 shares of undesignated preferred stock, par value of $0.0001 per share.

In December 2025, the Company’s board of directors authorized a share repurchase program of up to $20.0 million, pursuant to which the Company may repurchase shares of its common stock from time to time. The program terminates on December 31, 2026. As of September 30, 2026, the Company had not repurchased any shares under the program.

As of September 30, 2026 and December 31, 2025, the Company had 103,881,251 shares issued and 102,576,943 shares outstanding on each date, with no preferred stock issued or outstanding.

Warrants

The following table summarizes the stock option/warrant activities and related information for the nine months ended September 30, 2026 and 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Intrinsic Value
As of January 1, 2025	12,134,375	$11.50	4.80	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
As of September 30, 2025	12,134,375	$11.50	4.05	$—

As of January 1, 2026	12,134,375	$11.50	3.80	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
As of September 30, 2026	12,134,375	$11.50	3.05	$—
Vested and exercisable as of September 30, 2026	12,134,375	$11.50	3.05	$—

Each warrant entitles the registered holder to purchase one share of common stock at $11.50 per share.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — STOCKHOLDERS’ EQUITY (cont.)

Waqoo Equity Transactions

In December 2025, the Company acquired Waqoo, which had outstanding stock acquisition rights (“SARs”) previously granted to Waqoo’s directors and employees (collectively the “Holders”). At the acquisition date, the aggregate intrinsic value of these SARs was approximately $210,000.

During the three and nine months ended September 30, 2026, certain SARs vested, and the Company recognized stock-based compensation expense of $11,687 and $19,541, respectively. During the same periods, certain Holders exercised SARs for an aggregate exercise price of $62,977 and $94,843, respectively, resulting in a decrease in the Company’s ownership interest in Waqoo from 54.30% as of December 31, 2025 to 53.84% as of September 30, 2026. As the Company retained control of Waqoo, the decrease in ownership was recorded as an equity transaction, with the difference between the exercise price received and the carrying amount of the non-controlling interests recognized as an adjustment to additional paid-in capital.

April 2026 Secondary Offering

In April 2026, the Company’s CEO, who is also the Company’s controlling shareholder, sold 3,565,000 shares of the Company’s common stock at a price of $3.25 per share in a secondary public offering (“Secondary Offering”). The Company did not sell any shares or receive any proceeds from the offering. In connection with the offering, the Company incurred expenses of approximately $1.4 million, which were included in selling, general and administrative expenses for the nine months ended September 30, 2026.

NOTE 16 — DISAGGREGATION OF REVENUES

Revenues generated from different revenue streams consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
SBC Core Segment
Franchising revenue	$9,572,091	$9,929,387	$28,178,892	$35,656,250
Procurement revenue	14,174,222	13,406,905	39,919,628	43,496,207
Management services revenue	16,396,201	9,462,183	41,175,237	23,328,864
Rental services revenue	8,062,918	6,219,645	15,374,700	18,711,335
Others	4,821,926	4,335,115	16,113,023	12,848,127
Subtotal	53,027,358	43,353,235	140,761,480	134,040,783
Waqoo Segment	5,554,162	—	10,068,670	—
Total	$58,581,520	$43,353,235	$150,830,150	$134,040,783

During the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $1,413,371 and $843,755 from the opening balance of advances from customers, respectively; and recognized revenue of $2,618,724 and nil from the opening balance of advances from customers — related parties, respectively.

As of September 30, 2026 and December 31, 2025, and for the nine months ended September 30, 2026 and 2025, substantially all of our long-lived assets and revenues generated were attributed to the Company’s operations in Japan. The remaining long-lived assets and revenues were primarily attributable to, or located in, Singapore.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS

The related parties that had material transactions for the nine months ended September 30, 2026 and 2025 consist of the following:

Name of Related Parties	Nature of Relationship as of September 30, 2026
Yoshiyuki Aikawa	Controlling shareholder, director and CEO of the Company
Yoshiko Aikawa	Mother of the Company’s CEO and serving as a director of SBC Japan, a principal operating subsidiary of the Company
Medical Corporation Shobikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Kowakai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Nasukai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Aikeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Jukeikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Ritz Cosmetic Surgery	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Furinkai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Association Junikai	The relatives of CEO of the Company being the Members of the MC
Medical Corporation Misakikai	The relatives of CEO of the Company being the Members of the MC
General Incorporated Association Miotokai	The relatives of CEO of the Company being the Members of the Medical Association
SBC Co., Ltd., previously known as Harvier, Inc.	Controlled by the CEO of the Company
Skynet Academy Co., Ltd.	Subsidiary of SBC Co., Ltd., previously known as Harvier, Inc. a company controlled by the CEO of the Company
Japan Medical & Beauty Inc.	Controlled by the CEO of the Company
AI Med Inc.	The CEO of the Company is a principal shareholder and a director of AI Med Inc., and the Company’s Chief Strategy Officer serves as its representative director
Co-medical Co., Ltd.	The CEO of the Company is a principal shareholder of Co-medical Co., Ltd.
SBC Inc.	Controlled by the CEO of the Company
SBC Shonan Osteopathic Clinic Inc.	The CEO of the Company is a principal shareholder of SBC Shonan Osteopathic Clinic Inc.
General Incorporated Association SBC	The CEO of the Company being the Member of General Incorporated Association SBC
Public Interest Foundation SBC Medical Promotion Foundation	The relative of CEO of the Company being a Member of Public Interest Foundation SBC Medical Promotion Foundation
SBC Tokyo Medical University	The CEO of the Company is the chairman of SBC Tokyo Medical University
SBC Irvine MC	Significantly influenced by the Company
MEDIROM Healthcare Technologies Inc. (“MEDIROM”)	Fumitoshi Fujiwara, an independent director and Chairman of the Audit Committee of the Company, serves as a director and Chief Financial Officer of MEDIROM, a company listed on Nasdaq.
MEDIROM MOTHER Labs Inc.	Subsidiary of MEDIROM
SBC Kijimadaira Resort Inc.	Previously a subsidiary of SBC Inc., a company controlled by the CEO of the Company; Merged with and into SBC Inc. on July 1, 2025, and corporate existence ceased.
Waqoo, Inc.	Prior to December 19, 2025, the CEO of the Company was a principal shareholder of Waqoo, Inc. Since then, it has been a majority-owned subsidiary of the Company.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

During the three and nine months ended September 30, 2026 and 2025, the transactions with related parties are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenues, net	2026	2025	2026	2025
Medical Corporation Shobikai	$13,991,350	$10,289,857	$36,649,222	$32,805,049
Medical Corporation Kowakai	10,423,342	8,663,847	27,775,420	28,686,100
Medical Corporation Nasukai	11,027,012	9,784,466	30,100,860	32,320,003
Medical Corporation Aikeikai	4,030,381	3,380,455	10,546,477	10,669,386
Medical Corporation Jukeikai	3,412,306	1,126,342	7,307,034	3,190,549
Medical Corporation Ritz Cosmetic Surgery	3,808,627	852,589	5,696,447	3,410,800
Japan Medical & Beauty Inc.	5,194	10,173	60,257	30,379
SBC Co., Ltd., previously known as Harvier, Inc.	5,652	5,087	17,034	15,190
SBC Inc.	741	221	7,396	535
Public Interest Foundation SBC Medical Promotion Foundation	14	14	37	55
SBC Tokyo Medical University	10,801	74,946	85,973	91,263
SBC Shonan Osteopathic Clinic Inc.	49	—	49	—
Yoshiyuki Aikawa	3,154	69	3,154	30,056
AI Med Inc.	1,267	95	1,374	285
SBC Irvine MC	—	—	—	239,538
Medical Corporation Association Furinkai	1,834,028	3,182,443	7,562,428	8,121,389
Medical Corporation Association Junikai	4,660,587	2,040,455	8,656,390	3,988,976
Skynet Academy Co., Ltd.	6,280	6,782	18,927	20,253
SBC Kijimadaira Resort Inc.	—	—	—	78
Medical Corporation Misakikai	273,556	184,517	663,909	184,517
General Incorporated Association Miotokai	24,019	15,190	53,226	15,190
Total	$53,518,360	$39,617,548	$135,205,614	$123,819,591

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Cost of revenues	2026	2025	2026	2025
Medical Corporation Nasukai	$—	$10,980	$—	$76,939
Medical Corporation Aikeikai	—	836	—	4,578
Japan Medical & Beauty Inc.	1,749,587	3,637,091	2,012,569	11,438,827
SBC Tokyo Medical University	—	61,798	—	245,487
SBC Inc.	—	6,881	—	78,285
Waqoo, Inc.	—	300,479	—	300,479
Co-medical Co., Ltd.	—	312	—	312
Total	$1,749,587	$4,018,377	$2,012,569	$12,144,907

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Selling, general and administrative expenses	2026	2025	2026	2025
Medical Corporation Shobikai	$112,637	$123,331	$329,859	$478,261
Medical Corporation Kowakai	18,317	1,939	45,264	5,636
Medical Corporation Nasukai	9,362	2,098	14,481	17,276
Medical Corporation Aikeikai	26,486	19,196	64,525	47,414
Medical Corporation Jukeikai	—	—	863	791
Medical Corporation Association Junikai	—	—	—	337
Medical Corporation Association Furinkai	—	—	—	429
SBC Inc.	425,486	—	432,588	7
Japan Medical & Beauty Inc.	83,880	—	90,519	—
SBC Tokyo Medical University	85,674	—	258,128	—
General Incorporated Association SBC	2,988	6,333	23,376	18,513
Co-medical Co., Ltd.	57	1,166	7,182	1,166
Medical Corporation Misakikai	110,244	—	290,031	—
Yoshiko Aikawa	—	—	3,218	—
MEDIROM MOTHER Labs Inc.	2,197	—	2,197	—
Total	$877,328	$154,063	$1,562,231	$569,830

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Other income	2026	2025	2026	2025
Skynet Academy Co., Ltd.	$—	$3,069	$—	$3,069
Total	$—	$3,069	$—	$3,069

As of September 30, 2026 and December 31, 2025, the balances with related parties are as follows:

Accounts receivable	September 30, 2026	December 31, 2025
Medical Corporation Shobikai	$8,019,336	$6,618,853
Medical Corporation Nasukai	7,797,766	7,268,301
Medical Corporation Kowakai	7,245,948	6,930,382
Medical Corporation Aikeikai	3,137,834	2,938,667
Medical Corporation Jukeikai	1,529,996	920,649
Medical Corporation Association Furinkai	641,137	1,065,239
Medical Corporation Ritz Cosmetic Surgery	1,055,410	978,614
Medical Corporation Association Junikai	1,388,603	700,794
SBC Tokyo Medical University	3,450	5,614
AI Med Inc.	—	33
SBC Inc.	399	382
Public Interest Foundation SBC Medical Promotion Foundation	27	30
SBC Shonan Osteopathic Clinic Inc.	55	—
General Incorporated Association SBC	—	5,171
Medical Corporation Misakikai	101,027	73,734
General Incorporated Association Miotokai	10,529	5,267
Total	$30,931,517	$27,511,730

Short-term investments	September 30, 2026	December 31, 2025
MEDIROM Healthcare Technologies Inc.	$318,297	$319,193
Total	$318,297	$319,193

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Interest Income	2026	2025	2026	2025
MEDIROM Healthcare Technologies Inc.	$1,582	$—	$5,047	$—
Total	$1,582	$—	$5,047	$—

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

Finance lease receivables	September 30, 2026	December 31, 2025
Medical Corporation Shobikai	$6,489,002	$4,830,319
Medical Corporation Kowakai	4,537,815	5,586,393
Medical Corporation Nasukai	6,834,375	6,633,510
Medical Corporation Aikeikai	1,617,931	2,206,227
Medical Corporation Ritz Cosmetic Surgery	3,463,825	1,885,804
Medical Corporation Jukeikai	3,217,727	953,857
Medical Corporation Association Furinkai	1,528,755	1,432,106
Medical Corporation Association Junikai	2,897,133	3,033,529
SBC Shonan Osteopathic Clinic Inc.	5,258	17,123
Total	30,591,821	26,578,868
Less: current portion	(16,143,695)	(12,832,355)
Non-current portion	$14,448,126	$13,746,513

Prepaid expenses and other receivables	September 30, 2026	December 31, 2025
Medical Corporation Shobikai	$410,400	$—
Medical Corporation Kowakai	280,845	—
Medical Corporation Nasukai	310,270	—
Medical Corporation Aikeikai	119,164	—
Medical Corporation Jukeikai	74,219	—
Medical Corporation Ritz Cosmetic Surgery	67,616	—
SBC Co., Ltd.	910,329	—
SBC Inc.	350,127	—
Total	$2,522,970	$—

Due from related parties, net	September 30, 2026	December 31, 2025
SBC Irvine MC	$—	$2,762,999
Less: allowance for credit losses	—	(2,762,999)
Total	$—	$—

Long-term investments in MCs	September 30, 2026	December 31, 2025
Medical Corporation Shobikai	$6,366	$6,384
Medical Corporation Kowakai	6,366	6,384
Medical Corporation Nasukai	6,366	6,384
Medical Corporation Aikeikai	6,366	6,384
Medical Corporation Jukeikai	6,846,943	6,866,219
Medical Corporation Ritz Cosmetic Surgery	10,914,810	10,945,538
Total	$17,787,217	$17,837,293

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS (cont.)

Accounts payable	September 30, 2026	December 31, 2025
Japan Medical & Beauty Inc.	$442,562	$48,839
Medical Corporation Shobikai	149,152	230,354
Medical Corporation Kowakai	69,632	101,565
Medical Corporation Nasukai	82,220	127,750
Medical Corporation Aikeikai	40,979	57,068
Medical Corporation Jukeikai	19,147	8,718
Medical Corporation Association Furinkai	11,175	11,674
Medical Corporation Ritz Cosmetic Surgery	5,762	10,462
General Incorporated Association SBC	5,397	536
SBC Tokyo Medical University	31,872	31,919
SBC Shonan Osteopathic Clinic Inc.	538	958
Medical Corporation Misakikai	25,387	21,620
Co-medical Co., Ltd.	34,312	—
Total	$918,135	$651,463

Advances from customers	September 30, 2026	December 31, 2025
Medical Corporation Shobikai	$1,228,214	$1,712,820
Medical Corporation Kowakai	749,903	1,145,776
Medical Corporation Nasukai	719,581	1,098,435
Medical Corporation Aikeikai	282,670	430,305
Medical Corporation Jukeikai	76,613	100,808
Medical Corporation Ritz Cosmetic Surgery	51,441	64,569
Medical Corporation Association Furinkai	252,865	370,797
Medical Corporation Association Junikai	239,236	433,711
Total	$3,600,523	$5,357,221

Due to related party	September 30, 2026	December 31, 2025
Yoshiyuki Aikawa	$—	$2,692,673
Total	$—	$2,692,673

	For the Nine Months Ended September 30,
Allowance for credit losses movement	2026	2025
Beginning balance	$2,762,999	$2,836,013
Provision for credit losses	—	—
Reversal of credit losses	—	(70,000)
Write-off	(2,762,999)	—
Ending balance	$—	$2,766,013

The balances of due to and due from related parties represent outstanding loans from and to related parties, respectively, as of September 30, 2026 and December 31, 2025. These loans are unsecured, interest-free and due on demand.

The Company paid officer compensation of approximately JPY20 million per month to Yoshiko Aikawa, the mother of the Company’s CEO, which was recorded in selling, general and administrative expenses. Such compensation amounted to $376,798 and $406,929 for the three months ended September 30, 2026 and 2025, respectively, and $1,135,597 and $1,215,162 for the nine months ended September 30, 2026 and 2025, respectively. Ms. Aikawa served as the Representative Director of the Company’s principal operating subsidiary, SBC Medical Group Co., Ltd. (SBC Japan), until March 25, 2026. On that date, she resigned from her position as Representative Director and continues to serve as a director of the subsidiary.

In connection with the Secondary Offering of shares that the Company’s CEO sold in April 2026, the CEO paid all applicable underwriting discounts and commissions, and the Company incurred expenses of approximately $1.4 million. See Note 15 for details.

Also see Notes 2(a), 3, 9, 12, 13, 16 and 19 for more transactions with related parties.

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

The revenues and operating results by the Company’s reportable segments were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
SBC Core Segment
Revenues from external customers	$53,027,358	$43,353,235	$140,761,480	$134,040,783
Intersegment revenues	11,036	—	16,193	—
Total revenues	53,038,394	43,353,235	140,777,673	134,040,783
Cost of revenues	16,325,259	12,741,748	43,480,359	35,685,635
Selling, general and administrative expenses	13,680,075	14,730,247	41,300,105	43,717,642
Segment income from operations	$23,033,060	$15,881,240	$55,997,209	$54,637,506

Waqoo Segment
Revenues	$5,554,162	$—	$10,068,670	$—
Intersegment revenues	4,676,205	—	9,899,518	—
Total revenues	10,230,367	—	19,968,188	—
Cost of revenues	4,772,460	—	8,724,480	—
Selling, general and administrative expenses	2,092,701	—	4,122,330	—
Segment income from operations	$3,365,206	$—	$7,121,378	$—

Intersegment Eliminations
Revenues	$(4,687,241)	$—	$(9,915,711)	$—
Cost of revenues	(4,695,219)	—	(9,877,759)	—
Selling, general and administrative expenses	(11,023)	—	(17,197)	—
Intersegment income from operations	$19,001	$—	$(20,755)	$—

Consolidated
Revenues	$58,581,520	$43,353,235	$150,830,150	$134,040,783
Cost of revenues	16,402,500	12,741,748	42,327,080	35,685,635
Selling, general and administrative expenses	15,761,753	14,730,247	45,405,238	43,717,642
Income from operations	26,417,267	15,881,240	63,097,832	54,637,506
Other income (expenses), net *	(35,734)	2,625,624	1,694,998	8,861,126
Income before income taxes and equity in losses of equity method investees	$26,381,533	$18,506,864	$64,792,830	$63,498,632

* Other income (expenses), net consists of interest income, interest expense, net foreign currency exchange gain (loss), other income, other expenses, and gain on redemption of life insurance policies, as applicable.

SBC MEDICAL GROUP HOLDINGS INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Guarantees

As of September 30, 2026 and December 31, 2025, SBC Sealane Co., Ltd., a wholly owned subsidiary of the Company, provided a guarantee on the debt of the Representative Director of SBC Sealane Co., Ltd. in the amounts of $201,722 and $228,210, respectively. As of September 30, 2026 and December 31, 2025, the Company did not record a liability in the unaudited consolidated balance sheets for the guarantee because, based on management’s assessment, it was not probable that the Company would be required to make payments under the guarantee.

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

In February 2026, a putative class action was filed against the Company and its directors in the Court of Chancery of the State of Delaware, challenging a provision in the Company’s certificate of incorporation that limited the removal of directors only for cause (“Removal Provision”).

In July 2026, the Company’s stockholders approved, and the Company effected, an amendment to its certificate of incorporation eliminating the Removal Provision. In October 2026, the action was dismissed as moot. In connection with the dismissal, the Company paid a $50,000 mootness fee to the plaintiff’s counsel. This matter did not have a material effect on the Company's unaudited consolidated financial statements.

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

The Company and its subsidiaries are primarily focused on providing comprehensive management services to franchisee clinics. These services include advertising and marketing across various platforms (such as social media networks), staff management (such as recruitment and training), and booking and reservation services for franchisee clinic customers. We also support franchisee clinics through assistance with employee housing rentals and facility rentals, leasehold improvement services and design of clinics, medical equipment and medical consumables procurement (resale), the provision of cosmetic products to clinics for resale to clinic customers, licensure of the use of patent-pending and non-patented medical technologies, trademarks and brand use, IT software solutions (including but not limited to remote medical consultations), management of the customer rewards program (customer loyalty point program), and payment tools.

Our wholly owned subsidiary, SBC Medical Group Co., Ltd., a Japanese corporation (“SBC Medical Sub”, or “SBC Japan”), is designated as a “medical service corporation”. In Japan, a medical service corporation is a legal entity that provides management services to “medical corporations”. The management services are conducted through franchisor-franchisee contracts and/or service contracts between SBC Medical Sub and the medical corporations (and, where applicable, other entities) that own domestic franchisee treatment centers in Japan. These treatment centers provide services including, but are not limited to, breast augmentation, liposuction, rejuvenation treatments (including treatment of wrinkles, acne, scars, cellulite, excess fat, discoloration, and signs of aging), laser skin toning and spot removal, eyes double fold surgery, rhinoplasty, treatment of osmidrosis and hyperhidrosis, hair transplants, gynecological formation treatments, laser hair removal, face line surgeries, cosmetic dental procedures, tattoo removal, lasik eye surgery, lateral canthoplasty, brow lift procedures, androgenetic alopecia treatment, and cheek sagging prevention methods. Separately, we also enter into franchise arrangements with certain independently operated clinics in Japan pursuant to our Partner Doctor Independence Support Program Agreements, which differ in certain respects from our arrangements with the medical corporations and/or general incorporated associations.

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

Financial Overview

For the three months ended September 30, 2026 and 2025, we generated revenues of $58,581,520 and $43,353,235, respectively, and we reported net income attributable to SBC Medical Group Holdings Incorporated of $15,692,742 and $12,824,636, respectively. For the nine months ended September 30, 2026 and 2025, we generated revenues of $150,830,150 and $134,040,783, respectively, and we reported net income attributable to SBC Medical Group Holdings Incorporated of $37,693,635 and $36,785,322, respectively, and cash flows provided by (used in) operating activities of $50,247,388 and $(27,295,426), respectively. As of September 30, 2026, we had retained earnings of $278,142,255.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2026 and 2025

Because we acquired control of Waqoo, Inc. (“Waqoo”) on December 19, 2025 and consolidated the financial information of Waqoo and its subsidiary on a three-month reporting lag, our consolidated results for the three months ended September 30, 2026 include Waqoo’s results of operations for the period from April 1, 2026 to June 30, 2026. For comparative purposes, the 2025 segment amounts presented in the tables below relate entirely to the SBC Core Segment, as Waqoo was not consolidated during that period.

The following table summarizes our results of operations as reflected in our unaudited consolidated statements of operations and comprehensive income for the three months ended September 30, 2026 and 2025, and presents information regarding amounts and percentage changes during those periods.

	For the Three Months Ended September 30,
	2026		2025		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenues, net (including net revenues provided to related parties)	$58,581,520	100.00%	$43,353,235	100.00%	$15,228,285	35.13%
Cost of revenues (including cost of revenues from related parties)	16,402,500	28.00%	12,741,748	29.39%	3,660,752	28.73%
Gross profit	42,179,020	72.00%	30,611,487	70.61%	11,567,533	37.79%
Operating expenses (including selling, general and administrative expenses from related parties)	15,761,753	26.91%	14,730,247	33.98%	1,031,506	7.00%
Income from operations	26,417,267	45.09%	15,881,240	36.63%	10,536,027	66.34%
Other income (expenses) (including other income from related parties)	(35,734)	(0.06)%	2,625,624	6.06%	(2,661,358)	NM
Income before income taxes and equity in losses of equity method investees	26,381,533	45.03%	18,506,864	42.69%	7,874,669	42.55%
Income tax expense	(9,378,075)	(16.01)%	(5,673,538)	(13.09)%	(3,704,537)	65.30%
Equity in losses of equity method investees, net of tax	(586,699)	(1.00)%	—	0.00%	(586,699)	NM
Net income	16,416,759	28.02%	12,833,326	29.60%	3,583,433	27.92%
Less: net income attributable to non-controlling interests	724,017	1.24%	8,690	0.02%	715,327	8,231.61%
Net income attributable to SBC Medical Group Holdings Incorporated	$15,692,742	26.79%	$12,824,636	29.58%	$2,868,106	22.36%

Note: Percentages are calculated as a percentage of total revenues and may not sum due to rounding. NM (not meaningful) is used when the prior-period amount is zero or when the amounts have opposite signs between periods.

Revenues, Net

Revenues, net generated from different revenue streams consist of the following:

	For the Three Months Ended September 30,		Variance
	2026	2025	Amount	%
SBC Core Segment
Franchising revenue	$9,572,091	$9,929,387	$(357,296)	(3.60)%
Procurement revenue	14,174,222	13,406,905	767,317	5.72%
Management services revenue	16,396,201	9,462,183	6,934,018	73.28%
Rental services revenue	8,062,918	6,219,645	1,843,273	29.64%
Others	4,821,926	4,335,115	486,811	11.23%
Subtotal	53,027,358	43,353,235	9,674,123	22.31%
Waqoo Segment	5,554,162	—	5,554,162	NM
Total	$58,581,520	$43,353,235	$15,228,285	35.13%

Revenues, net, increased by 35.13% from $43,353,235 for the three months ended September 30, 2025 to $58,581,520 for the three months ended September 30, 2026.

Japanese Yen (“JPY”) depreciated against the U.S. dollar during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The average rate against the dollar for the SBC Core Segment was 159.1066 yen for the three months ended September 30, 2026 compared to 147.4096 yen for the same period in 2025. Financial results for the Waqoo Segment are consolidated on a three-month lag basis, and the average rate applied for its reporting period was 159.1734 yen. For the three months ended September 30, 2026 and 2025, we generated net revenues of $58,581,520 (JPY 9,321 million) and $43,353,235 (JPY 6,391 million), respectively, and we reported net income of $16,416,759 (JPY 2,610 million) and $12,833,326 (JPY 1,896 million), respectively. Overall, the unfavorable impacts of the period-to-period foreign exchange rate changes on net revenues and net income were $4,207,735 and $1,391,504, respectively, for the three months ended September 30, 2026.

The main reasons for the variance of $15,228,285 in revenues, net per revenue stream are as follows:

SBC Core Segment

Franchising Revenue

Franchising revenue for the three months ended September 30, 2026 decreased to $9,572,091 by $357,296, or 3.60%, from $9,929,387 for the same period in 2025. This decrease was mainly due to the depreciation of JPY.

Procurement Revenue

The procurement revenue for the three months ended September 30, 2026 increased to $14,174,222 by $767,317, or 5.72%, from $13,406,905 for the same period in 2025. This increase was mainly due to an increase in demand from MCs for marketing and advertising services, partially offset by the depreciation of JPY.

Management Services Revenue

The management services revenue for the three months ended September 30, 2026 increased to $16,396,201 by $6,934,018, or 73.28%, from $9,462,183 for the same period in 2025. This increase was mainly due to revisions to management service and call-center service fee structures with certain medical corporations, effective June 1, 2026 and July 1, 2026, respectively. These increases were partially offset by the depreciation of JPY.

Rental Services Revenue

The rental services revenue for the three months ended September 30, 2026 increased to $8,062,918 by $1,843,273, or 29.64%, from $6,219,645 for the same period in 2025. This increase was mainly due to revenue from high-value medical equipment leased to newly opened clinics under the NEO Skin Clinic brand, partially offset by a decline in revenue from rentals of laser hair removal equipment to existing clinics as well as the depreciation of JPY. NEO Skin Clinic is an aesthetic dermatology brand within the SBC Medical Group network that opened its first clinic in Ebisu in April 2025 and has since expanded to Ginza, Nagoya and Kobe. These clinics are operated by MCs, which are related parties of the Company.

Others

The other revenues for the three months ended September 30, 2026 increased to $4,821,926 by $486,811, or 11.23%, from $4,335,115 for the same period in 2025. This increase was mainly due to higher revenue from leasehold improvement services, partially offset by the depreciation of JPY.

Waqoo Segment

Waqoo Segment revenue for the three months ended September 30, 2026 was $5,554,162. There was no comparable revenue for the same period in 2025 because Waqoo and its subsidiary, Cell Pro Japan Co., Ltd. (“Cell Pro”), were not consolidated during that period. This revenue was primarily derived from medical support services and direct-to-consumer product sales.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2026 was $16,402,500 compared to $12,741,748 for the same period in 2025. The increase was mainly due to the recognition of costs associated with high-value medical equipment supplied to newly opened clinics under the NEO Skin Clinic brand, as well as the inclusion of costs attributable to Waqoo and Cell Pro, whose operating results were consolidated beginning in the current-year period. These increases were partially offset by lower costs in the SBC Core Segment associated with the decline in revenue from rentals of laser hair removal equipment to existing clinics as well as the depreciation of JPY.

Gross Profit

Gross profit for the three months ended September 30, 2026 was $42,179,020 compared to $30,611,487 for the same period in 2025. The increase in gross profit by $11,567,533 or 37.79% was mainly due to increases in management services revenue and rental services revenue and the inclusion of operation results from the Waqoo Segment, partially offset by the depreciation of JPY, as a result of the factors described above.

Operating Expenses

Operating expenses for the three months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		Variance
	2026	2025	Amount	%
Salaries and welfare	$7,402,798	$6,598,148	$804,650	12.20%
Depreciation and amortization expense	351,107	710,420	(359,313)	(50.58)%
Consulting and professional service fees	3,293,151	4,413,204	(1,120,053)	(25.38)%
Advertising expense	1,628,125	300,675	1,327,450	441.49%
Taxes and dues	45,413	70,772	(25,359)	(35.83)%
Recruiting expense	149,544	158,019	(8,475)	(5.36)%
Lease expense	653,192	607,885	45,307	7.45%
Office, utility and other expenses	2,238,423	1,871,124	367,299	19.63%
Total	$15,761,753	$14,730,247	$1,031,506	7.00%

Operating expenses increased to $15,761,753 for the three months ended September 30, 2026 by $1,031,506, or 7.00%, from $14,730,247 for the same period in 2025. The increase was mainly due to the increase in advertising expense and salaries and welfare, partially offset by the decrease in consulting and professional service fees.

Advertising expense increased by $1,327,450, or 441.49%, to $1,628,125 for the three months ended September 30, 2026 from $300,675 for the same period in 2025, mainly due to increased spending on sponsorship and promotional activities aimed at enhancing brand awareness.

Salaries and welfare increased by $804,650, or 12.20%, to $7,402,798 for the three months ended September 30, 2026 from $6,598,148 for the same period in 2025, mainly due to the inclusion of personnel costs attributable to Waqoo and Cell Pro, which were consolidated beginning in the current-year period, and higher social insurance premiums driven by an increase in headcount at a Japanese subsidiary.

Consulting and professional service fees decreased by $1,120,053, or 25.38%, to $3,293,151 for the three months ended September 30, 2026 from $4,413,204 for the same period in 2025, primarily due to higher advisory fees incurred in the prior-year period with the assessment of the Company’s internal control over financial reporting.

Income From Operations

Income from operations for the three months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		Variance
	2026	2025	Amount	%
SBC Core Segment	$23,033,060	$15,881,240	$7,151,820	45.03%
Waqoo Segment	3,365,206	—	3,365,206	NM
Intersegment Eliminations	19,001	—	19,001	NM
Total	$26,417,267	$15,881,240	$10,536,027	66.34%

Income from operations for the three months ended September 30, 2026 was $26,417,267 compared to $15,881,240 for the same period in 2025. The increase in income from operations of $10,536,027, or 66.34%, was mainly due to an increase in management services revenue and rental services revenue and the inclusion of operation results from the Waqoo Segment, partially offset by the depreciation of JPY.

Other Income (Expenses)

Other income (expenses) for the three months ended September 30, 2026 and 2025, were as follows:

	For the Three Months Ended September 30,		Variance
	2026	2025	Amount	%
Interest income	$344,937	$120,384	$224,553	186.53%
Interest expense	(128,878)	(48,635)	(80,243)	164.99%
Foreign currency exchange gain (loss), net	(947,087)	923,671	(1,870,758)	NM
Other income	695,294	1,632,527	(937,233)	(57.41)%
Other expenses	—	(2,323)	2,323	(100.00)%
Total	$(35,734)	$2,625,624	$(2,661,358)	NM

Other income (expenses), net was $(35,734) for the three months ended September 30, 2026 compared to $2,625,624 for the same period in 2025. The decrease in other income (expenses) of $2,661,358 was mainly due to a shift from foreign currency exchange gain in the prior-year period to loss in the current-year period, primarily resulting from the appreciation of JPY from June 30 to September 30, 2026, which led to foreign currency exchange loss on U.S. dollar-denominated bank deposits held by the Company’s Japanese subsidiary. The decrease also reflected the absence of the unrealized gain of $1,071,026 on the Company’s investment in Waqoo, which the Company held as an equity investment with a readily determinable fair value prior to acquiring a controlling interest in December 2025,and which had been included in other income in the prior-year period, partially offset by an increase of $506,276 in the unrealized gain on the Company’s investment in another public entity.

Income Tax Expense

Income tax expense for the three months ended September 30, 2026 was $9,378,075 compared to $5,673,538 for the same period in 2025. The increase in income tax expense of $3,704,537, or 65.30%, was mainly due to the increase in income before income taxes.

The effective tax rate was 35.55% and 30.66% for the three months ended September 30, 2026 and 2025, respectively. The increase of 4.89 percentage points was mainly due to valuation allowance against certain deferred tax assets of entities for which it is more likely than not that such deferred tax assets will not be realized due to insufficient future taxable income.

Net Income

As a result of the foregoing, we reported net income of $16,416,759 for the three months ended September 30, 2026, representing an increase of $3,583,433, or 27.92%, from $12,833,326 for the three months ended September 30, 2025.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $724,017 for the three months ended September 30, 2026, as compared to net income attributable to non-controlling interests of $8,690 for the three months ended September 30, 2025.

Comparison of Results of Operations for the Nine Months Ended September 30, 2026 and 2025

Because we acquired control of Waqoo on December 19, 2025 and consolidated the financial information of Waqoo and its subsidiary on a three-month reporting lag, our consolidated results for the nine months ended September 30, 2026 include Waqoo’s results of operations for the period from January 1, 2026 to June 30, 2026. For comparative purposes, all 2025 amounts in the tables below are attributable to the SBC Core Segment, as Waqoo was not consolidated during that period.

The following table summarizes our results of operations as reflected in our unaudited consolidated statements of operations and comprehensive income for the nine months ended September 30, 2026 and 2025, and presents information regarding amounts and percentage changes during those periods.

	For the Nine Months Ended September 30,
	2026		2025		Variance
	Amount	% of revenue	Amount	% of revenue	Amount	%
Revenues, net (including net revenues provided to related parties)	$150,830,150	100.00%	$134,040,783	100.00%	$16,789,367	12.53%
Cost of revenues (including cost of revenues from related parties)	42,327,080	28.06%	35,685,635	26.62%	6,641,445	18.61%
Gross profit	108,503,070	71.94%	98,355,148	73.38%	10,147,922	10.32%
Operating expenses (including selling, general and administrative expenses from related parties)	45,405,238	30.10%	43,717,642	32.62%	1,687,596	3.86%
Income from operations	63,097,832	41.83%	54,637,506	40.76%	8,460,326	15.48%
Other income (expenses) (including other income from related parties)	1,694,998	1.12%	8,861,126	6.61%	(7,166,128)	(80.87)%
Income before income taxes and equity in losses of equity method investees	64,792,830	42.96%	63,498,632	47.37%	1,294,198	2.04%
Income tax expense	(24,729,409)	(16.40)%	(26,733,504)	(19.94)%	2,004,095	(7.50)%
Equity in losses of equity method investees, net of tax	(1,155,351)	(0.77)%	—	—%	(1,155,351)	NM
Net income	38,908,070	25.80%	36,765,128	27.43%	2,142,942	5.83%
Less: net income (loss) attributable to non-controlling interests	1,214,435	0.81%	(20,194)	(0.02)%	1,234,629	NM
Net income attributable to SBC Medical Group Holdings Incorporated	$37,693,635	24.99%	$36,785,322	27.44%	$908,313	2.47%

Note: Percentages are calculated as a percentage of total revenues and may not sum due to rounding. NM (not meaningful) is used when the prior-period amount is zero or when the amounts have opposite signs between periods.

Revenues, Net

Revenues, net generated from different revenue streams consist of the following:

	For the Nine Months Ended September 30,		Variance
	2026	2025	Amount	%
SBC Core Segment
Franchising revenue	$28,178,892	$35,656,250	$(7,477,358)	(20.97)%
Procurement revenue	39,919,628	43,496,207	(3,576,579)	(8.22)%
Management services revenue	41,175,237	23,328,864	17,846,373	76.50%
Rental services revenue	15,374,700	18,711,335	(3,336,635)	(17.83)%
Others	16,113,023	12,848,127	3,264,896	25.41%
Subtotal	140,761,480	134,040,783	6,720,697	5.01%
Waqoo Segment	10,068,670	—	10,068,670	NM
Total	$150,830,150	$134,040,783	$16,789,367	12.53%

Revenues, net, increased by 12.53% from $134,040,783 for the nine months ended September 30, 2025 to $150,830,150 for the nine months ended September 30, 2026.

Japanese Yen (“JPY”) depreciated against the U.S. dollar during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The average rate against the dollar for the SBC Core Segment was 158.5070 yen for the nine months ended September 30, 2026 compared to 148.1284 yen for the same period in 2025. Financial results for the Waqoo Segment are consolidated on a three-month lag basis, and the average rate applied for its reporting period was 158.1586 yen. For the nine months ended September 30, 2026 and 2025, we generated net revenues of $150,830,150 (JPY 23,904 million) and $134,040,783 (JPY 19,855 million), respectively, and we reported net income of $38,908,070 (JPY 6,168 million) and $36,765,128 (JPY 5,458 million), respectively. Overall, the unfavorable impacts of the period-to-period foreign exchange rate changes on net revenues and net income were $9,862,438 and $2,910,466, respectively, for the nine months ended September 30, 2026.

The main reasons for the variance of $16,789,367 in revenues, net per revenue stream are as follows:

SBC Core Segment

Franchising Revenue

Franchising revenue for the nine months ended September 30, 2026 decreased to $28,178,892 by $7,477,358, or 20.97%, from $35,656,250 for the same period in 2025. This decrease was mainly due to the revision of the fee structure for determining service fees for each clinic of MCs based on the size, scale and performance of each clinic effective as of April 1, 2025 as well as the depreciation of JPY.

Procurement Revenue

The procurement revenue for the nine months ended September 30, 2026 decreased to $39,919,628 by $3,576,579, or 8.22%, from $43,496,207 for the same period in 2025. This decrease was mainly due to a decline in orders from MCs for medical materials, reflecting a temporary increase in procurement activities associated with the business expansion of MCs in the same period of the prior year as well as the depreciation of JPY.

Management Services Revenue

The management services revenue for the nine months ended September 30, 2026 increased to $41,175,237 by $17,846,373, or 76.50%, from $23,328,864 for the same period in 2025. This increase was mainly due to lower point redemptions, which were accounted for as a reduction of loyalty program management revenue, resulting from the revision of program policy effective in June 2025, as well as revisions to management service and call center service fee structure with certain medical corporations, effective June 1, 2026 and July 1, 2026, respectively. These increases were partially offset by the depreciation of JPY.

Rental Services Revenue

The rental services revenue for the nine months ended September 30, 2026 decreased to $15,374,700 by $3,336,635, or 17.83%, from $18,711,335 for the same period in 2025. This decrease was mainly due to a decline in revenue from rentals of laser hair removal equipment to existing clinics, as the prior-year period included a higher level of such rentals primarily associated with clinic openings and equipment upgrades at existing clinics, as well as the depreciation of JPY.

Others

The other revenues for the nine months ended September 30, 2026 increased to $16,113,023 by $3,264,896, or 25.41%, from $12,848,127 for the same period in 2025. This increase was mainly due to higher leasehold improvement services revenue as well as higher revenues from Aesthetic Healthcare Holdings Pte. Ltd. and its subsidiaries, which were acquired in November 2024 and consolidated in the Company’s financial statements with a three-month reporting lag, as the current-year period reflected nine months of their results compared with only seven months in the prior-year period, partially offset by the depreciation of JPY.

Waqoo Segment

Waqoo Segment revenue for the nine months ended September 30, 2026 was $10,068,670. There was no comparable revenue for the same period in 2025 because Waqoo and its subsidiary, Cell Pro, were not consolidated during that period. This revenue was primarily derived from medical support services and direct-to-consumer product sales.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2026 was $42,327,080 compared to $35,685,635 for the same period in 2025. The increase was mainly due to the recognition of costs associated with high-value medical equipment supplied to newly opened clinics under the NEO Skin Clinic brand, the inclusion of costs attributable to Waqoo and Cell Pro, which were consolidated beginning in the current-year period, as well as higher costs related to leasehold improvement services, the inclusion of nine months of costs from Aesthetic Healthcare Holdings Pte. Ltd. and its subsidiaries in the current-year period under the Company’s three-month reporting lag, compared with only seven months in the prior-year period, and higher personnel costs resulting from an increase in headcount to support newly established departments since April 2025. These increases were partially offset by lower costs associated with the decline in revenue from rentals of laser hair removal equipment to existing clinics.

Gross Profit

Gross profit for the nine months ended September 30, 2026 was $108,503,070 compared to $98,355,148 for the same period in 2025. The increase in gross profit of $10,147,922, or 10.32%, was mainly due to the inclusion of operation results from the Waqoo Segment and increases in management services revenue, as a result of the factors described above. These increases were partially offset by the decrease in franchising revenue and procurement revenue, with relatively high gross margin, as well as the depreciation of JPY.

Operating Expenses

Operating expenses for the nine months ended September 30, 2026 and 2025 were as follows:

	For the Nine Months Ended September 30,		Variance
	2026	2025	Amount	%
Salaries and welfare	$21,391,457	$19,805,407	$1,586,050	8.01%
Depreciation and amortization expense	1,008,182	1,643,588	(635,406)	(38.66)%
Consulting and professional service fees	11,892,892	11,589,322	303,570	2.62%
Advertising expense	2,663,077	1,956,774	706,303	36.10%
Taxes and dues	610,511	908,051	(297,540)	(32.77)%
Recruiting expense	598,024	544,643	53,381	9.80%
Lease expense	1,932,950	1,807,212	125,738	6.96%
Office, utility and other expenses	5,308,145	5,462,645	(154,500)	(2.83)%
Total	$45,405,238	$43,717,642	$1,687,596	3.86%

Operating expenses increased to $45,405,238 for the nine months ended September 30, 2026 by $1,687,596, or 3.86%, from $43,717,642 for the same period in 2025. The increase was mainly due to the increase in salaries and welfare and advertising expense, partially offset by the decrease in depreciation and amortization expense.

Salaries and welfare increased by $1,586,050, or 8.01%, to $21,391,457 for the nine months ended September 30, 2026 from $19,805,407 for the same period in 2025, mainly due to the inclusion of personnel costs attributable to Waqoo and Cell Pro, which were consolidated beginning in the current-year period, and higher social insurance premiums driven by an increase in headcount at a Japanese subsidiary.

Advertising expense increased by $706,303, or 36.10%, to $2,663,077 for the nine months ended September 30, 2026 from $1,956,774 for the same period in 2025, mainly due to the increased spending on sponsorship and promotional activities aimed at enhancing brand awareness.

Depreciation and amortization expense decreased by $635,406, or 38.66%, to $1,008,182 for the nine months ended September 30, 2026 from $1,643,588 for the same period in 2025, mainly due to the disposal of an aircraft held by the Company’s subsidiary in September 2025, resulting in lower depreciation expense in the current-year period.

Income From Operations

Income from operations for the nine months ended September 30, 2026 and 2025 were as follows:

	For the Nine Months Ended September 30,		Variance
	2026	2025	Amount	%
SBC Core Segment	$55,997,209	$54,637,506	$1,359,703	2.49%
Waqoo Segment	7,121,378	—	7,121,378	NM
Intersegment Eliminations	(20,755)	—	(20,755)	NM
Total	$63,097,832	$54,637,506	$8,460,326	15.48%

Income from operations for the nine months ended September 30, 2026 was $63,097,832 compared to $54,637,506 for the same period in 2025. The increase in income from operations of $8,460,326, or 15.48%, was mainly due to the inclusion of operation results from the Waqoo Segment and increases in management services revenue, as a result of the factors described above. These increases were partially offset by the decrease in franchising revenue and procurement revenue, with relatively high gross margin, as well as the depreciation of JPY.

Other Income (Expenses)

Other income (expenses) for the nine months ended September 30, 2026 and 2025, were as follows:

	For the Nine Months Ended September 30,		Variance
	2026	2025	Amount	%
Interest income	$474,826	$198,599	$276,227	139.09%
Interest expense	(372,313)	(104,493)	(267,820)	256.30%
Foreign currency exchange gain (loss), net	946,850	(904,575)	1,851,425	NM
Other income	1,323,914	1,929,258	(605,344)	(31.38)%
Other expenses	(678,279)	(1,003,801)	325,522	(32.43)%
Gain on redemption of life insurance policies	—	8,746,138	(8,746,138)	(100.00)%
Total	$1,694,998	$8,861,126	$(7,166,128)	(80.87)%

Other income (expenses), net was $1,694,998 for the nine months ended September 30, 2026 compared to $8,861,126 for the same period in 2025. The decrease in other income (expenses) of $7,166,128, or 80.87%, was mainly due to a gain on redemption of life insurance policies of $8,746,138 recognized in the prior-year period with no comparable gain recognized in the current-year period, partially offset by a shift from foreign currency exchange loss in the prior-year period to gain in the current-year period.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2026 was $24,729,409 compared to $26,733,504 for the same period in 2025. The decrease in income tax expense of $2,004,095, or 7.50%, was mainly due to the absence of a significant tax expense recognized in the three months ended June 30, 2025, which was associated with a deemed contribution treated as a taxable gain under Japanese tax law.

The effective tax rate was 38.17% and 42.10% for the nine months ended September 30, 2026 and 2025, respectively. The decrease of 3.93 percentage points was mainly due to the absence of the specific event that occurred in the same period in 2025; specifically, the deemed contribution in connection with the price modification on disposal of an aircraft to General Incorporated Association SBC, an entity controlled by the CEO of the Company, who is also the controlling shareholder of the Company, was treated as a taxable gain under Japanese tax law and increased the effective tax rate for the same period in 2025.

Net Income

As a result of the foregoing, we reported net income of $38,908,070 for the nine months ended September 30, 2026, representing an increase of $2,142,942, or 5.83%, from $36,765,128 for the nine months ended September 30, 2025.

Net Income (Loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests was $1,214,435 for the nine months ended September 30, 2026, as compared to net loss attributable to non-controlling interests of $20,194 for the nine months ended September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2026, the Company had $198,428,275 in cash and cash equivalents compared to $163,773,838 as of December 31, 2025. In addition, the Company had $33,471,736 in accounts receivable as of September 30, 2026 compared to $29,899,751 as of December 31, 2025. The Company’s accounts receivable includes balances due from customers for the services and goods provided by the Company and accepted by customers.

As of September 30, 2026, the Company’s working capital balance was $199,190,891. In assessing liquidity, management monitors and analyzes the Company’s cash and cash equivalents, ability to generate sufficient future earnings, and operating and capital investment commitments. The Company believes that its current cash and cash equivalents, cash flows from operations and available bank borrowings will be sufficient to meet its working capital needs for the next 12 months from the date of issuance of the unaudited consolidated financial statements included in this Quarterly Report.

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

The Company evaluates its capital allocation practices with the objective of enhancing stockholder value, while considering performance, the business environment, macroeconomic conditions and other relevant factors. The Company expects to deploy capital for investment opportunities that align with its growth strategy, selectively pursuing prospects in the expanding global medical aesthetics market. Additionally, the Company continues to evaluate alternative methods for deployment of capital, including in the form of dividends to stockholders and repurchases of shares of common stock. On December 29, 2025, the Company’s board of directors authorized a share repurchase program of up to $20.0 million, pursuant to which the Company may repurchase shares of its common stock from time to time. The program terminates on December 31, 2026. As of September 30, 2026, the Company had not repurchased any shares under the program. The actual timing, manner and value of any such repurchases will depend on several factors, including the market price of our stock, general market and economic conditions, our liquidity requirements, applicable legal requirements and other business considerations.

Cash Flows for the Nine Months Ended September 30, 2026 and 2025

The following table provides a summary of our cash flows for the periods indicated.

	For the Nine Months Ended September 30,		Variance
	2026	2025	Amount	%
Net cash provided by (used in) operating activities	$50,247,388	$(27,295,426)	$77,542,814	NM
Net cash provided by (used in) investing activities	(5,040,845)	3,239,523	(8,280,368)	NM
Net cash provided by (used in) financing activities	(8,940,299)	18,470,001	(27,410,300)	NM
Effect of exchange rate changes	(1,611,807)	7,973,128	(9,584,935)	NM
Net change in cash and cash equivalents	34,654,437	2,387,226	32,267,211	1351.66%
Cash and cash equivalents as of the beginning of the period	163,773,838	125,044,092	38,729,746	30.97%
Cash and cash equivalents as of the end of the period	$198,428,275	$127,431,318	$70,996,957	55.71%

Operating Activities

Net cash provided by operating activities was $50,247,388 for the nine months ended September 30, 2026, mainly derived from net income of $38,908,070 for the period, reconciled by a non-cash lease expense of $4,239,772 and deferred income tax benefit of $4,386,410, and net changes in operating assets and liabilities, which mainly included an increase in accounts receivable - related parties of $3,502,443, an increase in finance lease receivables – related parties of $4,050,925, an increase in accounts payable of $6,551,564, an increase in income tax payable of $7,711,189, a decrease in customer loans receivable of $7,158,848 and a decrease in operating lease liabilities of $4,279,802.

Net cash used in operating activities was $27,295,426 for the nine months ended September 30, 2025, mainly derived from net income of $36,765,128 for the period, reconciled by a gain on redemption of life insurance policies of $8,746,138 and deferred income tax expense of $9,104,235, and net changes in operating assets and liabilities, which mainly included an increase in accounts receivable - related parties of $28,031,690, an increase in finance lease receivables – related parties of $9,227,612, a decrease in customer loans receivable of $12,153,263, a decrease in notes payable – related parties of $12,759,536, a decrease in advances from customers – related parties of $5,470,844, and a decrease in income tax payable of $19,936,155.

Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities of $5,040,845 mainly reflected the $0.9 million of prepayments for property and equipment, $1.2 million of purchases of property and equipment, $4.0 million of placement of time deposits, and offset by $1.0 million of net proceeds received from deconsolidation of VIE.

During the nine months ended September 30, 2025, net cash provided by investing activities of $3,239,523 was mainly the result of proceeds from redemption of life insurance policies of $17.7 million, offset by the cash paid for acquisition of subsidiary, net of cash acquired of $14.9 million.

Financing Activities

During the nine months ended September 30, 2026, net cash used in financing activities of $8,940,299 was mainly due to the repayments of bank and other borrowings of $8.9 million.

During the nine months ended September 30, 2025, net cash provided by financing activities of $18,470,001 was mainly due to the borrowings from long-term loans of $14.9 million and the deemed contribution in connection with the price modification on disposal of property and equipment of $9.7 million, offset by repurchase of common stock of $5.0 million.

Non-GAAP Financial Measures

The Company uses Adjusted EBITDA and Adjusted EBITDA margin in evaluating its operating results and for financial and operational decision-making purposes. The Company believes these non-GAAP financial measures help identify underlying trends in its business, provide useful information about the Company’s results of operations, enhance the overall understanding of the Company’s past performance and future prospects, and allow for greater visibility with respect to key metrics used by the Company’s management in its financial and operational decision-making.

The non-GAAP financial measures are not defined under U.S. GAAP and are not presented in accordance with U.S. GAAP. The presentations of these measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because not all companies use identical calculations, the presentations of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company.

The following table reconciles net income attributable to SBC Medical Group Holdings Incorporated to adjusted EBITDA for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues, net	$58,581,520	$43,353,235	$150,830,150	$134,040,783
Net income attributable to SBC Medical Group Holdings Incorporated	15,692,742	12,824,636	37,693,635	36,785,322
Adjusted to add (deduct) the following:
Net income (loss) attributable to non-controlling interests	724,017	8,690	1,214,435	(20,194)
Equity in losses of equity method investees, net of tax	586,699	—	1,155,351	—
Income tax expense	9,378,075	5,673,538	24,729,409	26,733,504
Gain on redemption of life insurance policies	—	—	—	(8,746,138)
Other expenses	—	2,323	678,279	1,003,801
Other income	(695,294)	(1,632,527)	(1,323,914)	(1,929,258)
Foreign currency exchange loss (gain), net	947,087	(923,671)	(946,850)	904,575
Interest expense	128,878	48,635	372,313	104,493
Interest income	(344,937)	(120,384)	(474,826)	(198,599)
Depreciation and amortization expense	1,176,959	746,211	2,979,917	2,010,616
Adjusted EBITDA	$27,594,226	$16,627,451	$66,077,749	$56,648,122
Net income margin	27%	30%	25%	27%
Adjusted EBITDA margin	47%	38%	44%	42%

Adjusted EBITDA is a non-GAAP financial measure defined as net income attributable to SBC Medical Group Holdings Incorporated adjusted for net income (loss) attributable to non-controlling interests, equity in losses of equity method investees, net of tax, income tax expense, gain on redemption of life insurance policies, other expenses, other income, foreign currency exchange loss (gain), net, interest expense, interest income, and depreciation and amortization expense.

Net income margin is defined as net income attributable to SBC Medical Group Holdings Incorporated divided by total revenues, net. Adjusted EBITDA margin is defined as adjusted EBITDA divided by total revenues, net.

Contractual Obligations

Lease Agreements

The Company holds a significant number of leases classified as operating leases for offices and sublease purposes.

As of September 30, 2026, the future maturity of operating lease liabilities is as follows:

Years ending December 31,	Operating Lease
Remainder of 2026	$1,470,110
2027	5,349,474
2028	3,184,559
2029	345,906
2030	54,849
Thereafter	—
Total undiscounted lease payments	10,404,898
Less: imputed interest	(109,052)
Total operating lease liabilities	$10,295,846

Bank and Other Borrowings

The Company borrowed funds from various banks and other financial institutions for working capital, securities investments, and mergers and acquisitions purposes.

As of September 30, 2026, future minimum borrowing payments are as follows:

Years ending December 31,	Principal Repayment
Remainder of 2026	$2,147,958
2027	11,870,962
2028	7,438,069
2029	6,831,565
2030	5,314,579
Thereafter	—
Total	$33,603,133

Investment Commitment

The Company has committed to make an additional $5.0 million cash investment in OT Midco, payable in December 2026 or such other month as may be mutually agreed upon by the Company and the investee. See Note 19 to the unaudited consolidated financial statements.

Off-Balance Sheet Arrangements (Off-Balance Sheet Transactions)

As of September 30, 2026 and December 31, 2025, the Company did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources. For information regarding a guarantee provided by SBC Sealane Co., Ltd., a wholly owned subsidiary of the Company, on the debt of the Representative Director of SBC Sealane Co., Ltd., see Note 19 to the unaudited consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the previously identified material weaknesses in our internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Despite the identified material weaknesses, we believe that our unaudited consolidated financial statements and other information contained in this Quarterly Report fairly present, in all material respects, our financial condition and results of operations for the periods presented.

We remain committed to the ongoing improvements in our disclosure controls and internal control over financial reporting, including execution of the remediation plan disclosed under “Part II, Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026. The material weaknesses previously identified in the Annual Report remained un-remediated as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there have been no material changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 8, 2026, the date of our 2026 annual meeting of stockholders, we ceased to satisfy Nasdaq’s independence requirements for the composition of our board of directors and audit committee size requirements under Nasdaq Listing Rule 5605, as a result of the decision of one of our independent directors not to stand for re-election. On July 10, 2026, we received written notice from Nasdaq confirming that we were not in compliance with these requirements. The notice has no immediate effect on the listing of our securities. Nasdaq has provided us with a cure period until the earlier of our next annual meeting of stockholders or July 9, 2027; provided that, if our next annual meeting is held before January 5, 2027, we must evidence compliance no later than January 5, 2027. We are seeking to appoint one or more additional independent directors to join our board prior to the expiration of the cure period. There can be no assurance that we will regain compliance within the cure period, and if we do not, Nasdaq rules require its staff to notify us that our securities will be subject to delisting, and we would be entitled to appeal such determination to a Nasdaq Hearings Panel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

SBC Medical Group Holdings Incorporated

Dated: November 13, 2026	By:	/s/ Yuya Yoshida
	Name:	Yuya Yoshida
	Title:	Chief Financial Officer and Chief Operating Officer
(Authorized Signatory and Principal Financial Officer)